Form 10-K
period 2021-12-31
Genesis Unicorn Capital Corp.
filed 2022-04-14
CIK 1853112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File No. 001-41287

GENESIS UNICORN CAPITAL CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-4283150
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

281 Witherspoon Street, Suite 120, Princeton, New Jersey	08540
Address of Principal Executive Offices	Zip Code

Issuer’s telephone number, including area code (609) 466-0792

Securities registered pursuant to Section 12(b) of the Exchange Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of common stock, par value $0.0001, one redeemable warrant	GENQU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001	GENQ	The Nasdaq Stock Market LLC
Redeemable warrants, each warrant exercisable for one share of Class A Common Stock	GENQW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Securities Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The registrant was not a public company at June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates at such date. The registrant’s units began trading on The Nasdaq Global Market on February 15, 2022 and the registrant’s Class A common stock began separate trading on The Nasdaq Global Market on April 7, 2022. As of March 31, 2022, the market value of the registrant’s units held by non-affiliates was $86,681,250 (based on a price of $10.00 per unit).

As of March 31, 2022, there were 9,045,456 shares of Class A common stock, par value $0.0001, and 2,156,250 shares of Class B common stock, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference: None

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, or the” Exchange Act”. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K may include, for example, statements about our:

●	our ability to select an appropriate target business or businesses;

●	ability to complete our Initial Business Combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our Initial Business Combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our Initial Business Combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete a Business Combination;

●	pool of prospective target businesses;

●	ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for shares;

●	public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	expectations regarding the time during which we will be an “emerging growth company” under the JOBS Act;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance following our IPO.

The forward-looking statements contained in this Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Part 1

Item 1. Business

References in this report to “we,” “us” or the “Company” refer to Genesis Unicorn Capital Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Genesis Unicorn Capital LLC, a Delaware limited liability company.

Company Profile

Genesis Unicorn Capital Corp. was formed on February 23, 2021 formed under the laws of the State of Delaware, as a blank check company for the purpose of engaging in a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar Business Combination, with one or more target businesses or entities (a “Business Combination”). While we may pursue an Initial Business Combination target in any business, industry, sector or geographic location, we intend to capitalize on the ability of our management team to identify promising opportunities at the intersection of the healthcare and technology industries, specifically within the biotechnology and pharmaceutical sectors. Our objective is to focus on middle market and emerging growth businesses operating with a total enterprise value from $200 million to $1 billion, which companies may be located throughout the world except for an entity or business with its principal or a majority of its business operations (either directly or through any subsidiaries) in the People’s Republic of China (including Hong Kong and Macau).

Our Registration Statement on Form S-1 was declared effective by the SEC on February 14, 2022. EF Hutton, division of Benchmark Investments, LLC, acted as sole bookrunner for our initial public offering. We may refer to our initial public offering in this Annual Report on Form 10-K as our “Initial Public Offering” or “IPO”. On February 17, 2022, we consummated our Initial Public Offering of 7,500,000 units (each a “Unit” and collectively, the “Units”). Each Unit consists of one share of Class A common stock, par value $0.0001 per share, and one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $75,000,000. In connection with our Initial Public Offering, the underwriters were granted a 45-day option to purchase up to 1,125,000 additional Units to cover over-allotments, if any. On February 15, 2022, the underwriters elected to exercise the over-allotment option in full, resulting in the same of 1,125,000 additional units at an offering price of $10.00 per Unit for additional gross proceeds of $11,250,000.

Simultaneously with the consummation of the Initial public offering, we completed the private sale to the Sponsor of an aggregate of 377,331 placement units (including 30,937 Units as a result of the underwriters’ exercise of its allotment option at a price of $10.00 per Unit, generating gross proceeds to the Company of $3,773,310. These Sponsor private placement units are identical to the units sold in the IPO, except that the Sponsor has agreed not to transfer, assign or sell any of the Sponsor private placement units (except to certain permitted transferees) until 30 days after the completion of the Company’s Initial Business Combination (“Initial Business Combination”). No underwriting discounts or commissions were paid with respect to the private placement.

A total of $87,543,750 comprised of proceeds from the IPO (including the proceeds received from the exercise by the underwriters of the over-allotment option) and the sale of the private placement units (including the proceeds received as a result of the underwriters’ exercise of the over-allotment option) were placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee.

Our Sponsor made an initial investment of $25,000 in exchange for 2,156,250 shares of our Class B common stock (up to 281,250 shares of which were subject to forfeiture by our Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised), which will automatically convert into shares of Class A common stock at the time of the consummation of our Initial Business Combination, on a one-for-one basis, subject to adjustment as described herein. As the underwriters exercised their over-allotment option in full, none of our shares of Class B common stock were forfeited. Additionally, our Sponsor purchased an aggregate of 377,331 private placement units at a price of $10.00 per unit, for an aggregate purchase price of $3,773,310.

As a result of the IPO, the exercise in full by the underwriters of the over-allotment option, the private placement by our Sponsor and the purchase of shares of Class A common stock by the lead underwriter, and assuming all of the Units separate into their component parts, we had outstanding: (i) 9,002,331 units, (ii) 11,201,706 shares of common stock consisting of 9,045,456 shares of Class A common stock (including 8,625,000 shares of Class A common stock that are subject to redemption) and 2,156,250 shares of Class B common stock. We have not issued any securities since such date.

Prior to the IPO, there had been no public market for our Units, shares of common stock or warrants. Our Units, are listed for trading on the Nasdaq Global Market, or Nasdaq, under the symbol “GENQU”. The shares of Class A common stock and warrants comprising the Units had began separately trading as of April 7, 2022 under the symbols “GENQ,” and “GENQW,” respectively. As our IPO registration statement and Form 8A were not declared effective by the SEC until February 14, 2022, we were not a filing company under the Securities and Exchange Act of 1934, as amended until such date.

Upon the closing of the IPO, a total of $87,543,750 (which amount includes $2,803,125 of the underwriters’ deferred discount), comprised of the proceeds from the IPO (including the proceeds received from the exercise by the underwriters of the over-allotment option) and the sale of the private placement unit (including the proceeds received as a result of the underwriters’ exercise of the over-allotment option) were placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee. As of April 12, 2022, the balance in the trust account was $87,584,055.

The funds held in trust has been invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, so that we are not deemed to be an investment company under the Investment Company Act. Except with respect to interest earned on the funds held in the trust account that may be released to us to pay our income or other tax obligations, the proceeds will not be released from the trust account until the earlier of the completion of a Business Combination or our redemption of 100% of the outstanding public shares if we have not completed a Business Combination in the required time period. The proceeds held in the trust account may be used as consideration to pay the sellers of a target business with which we complete a Business Combination. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business.

Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates and engaging in non-binding discussions with potential target entities. To date we have not entered into any binding agreement with any target entity. We presently have no revenue and have had losses since inception from incurring formation and operating costs since completion of our IPO.

Management Business Combination Experience

Our management team is led by Dr. Adeoye Olukotun, Samuel Lui, Dr. Niel Starksen, Juan Fernandez Pascal and our directors – Grainne Coen, Ernest Fong, Chung Fan Cheng and Teck-Yong Heng. We have also engaged as advisors a group of individuals (Dr. Hank Wuh and Dr, Robert Chang) with extensive experience in the medical and healthcare fields. The individuals serving as our directors and as our advisors and officers have experience in acquiring businesses in the international marketplace, executive leadership, operational oversight, private equity investment management and capital markets experience in various industries, including healthcare. Our directors, offices and advisors also have experience with developing corporate strategy and implementation and identification of new and advancing technologies, which we believe will significantly benefit us as we evaluate potential acquisition or merger candidates as well as following the completion of our Initial Business Combination.

The past performance of the members of our management team or their affiliates is not a guarantee that we will be able to identify a suitable candidate for our Initial Business Combination or of success with respect to any Business Combination we may consummate. You should not rely on the historical record of the performance of our management team or any of its affiliates’ performance as indicative of our future performance.

Business Strategy

While we may pursue an Initial Business Combination target in any industry or geographic location, we intend to focus our search on middle market and emerging growth biotech and pharmaceutical-focused companies, businesses or assets that benefit from continuously evolving technology and the resulting shift in consumer and business purchase behavior. Most of these companies will ultimately need to consolidate to achieve the scale necessary to attain high revenue growth and attractive profitability. We believe that acquiring a leading high-growth technology company or assets in the healthcare, biotechnology or pharmaceutical industry will provide a platform to fund consolidation and fuel growth for our company. We have not identified any particular geographical area or country in which we may seek a Business Combination. However, we shall not consider or undertake a Business Combination with an entity or business with its principal or a majority of its business operations (either directly or through any subsidiaries) in the People’s Republic of China (including Hong Kong and Macau).

We believe that there is a large pool of quality Initial Business Combination targets looking for exit opportunities with an increasing number of private equity (or PE) and venture capital (or VC) activities in the Americas, which provides us opportunities given what we believe are the limited exit options for mid-market companies in the region. Also, we believe that the technology and tech enabled industries in the Americas represent a particularly attractive deal sourcing environment that will allow us to leverage our team’s skill sets and experience to identify an Initial Business Combination which can potentially serve as a strong platform for future add-on acquisitions. Our investment thesis is supported by what we believe are the following trends in our target sectors:

- Growth in research and development: Scientific breakthroughs and innovations in oncology, gene therapy, synthetic biology, personalized medicine, precision medicine, rare diseases, and other sub-sectors of the biopharmaceutical and life sciences industries, are creating new opportunities for investors in the sector. According to EvaluatePharma, worldwide pharmaceutical R&D spend is expected to reach over $230 billion by 2026, an approximately 50% increase over ten years.

- Robust private market deal activity: Strong levels of venture capital activity in the biotechnology sector support our pursuit of an Initial Business Combination. According to a recent Analyst note from Pitchbook, biotechnology and pharmaceutical start-ups raised over $23 billion in venture capital financing across 865 deals in 2020 as of November 18, 2020 breaking the deal value record set in 2018. Since 2015, biotechnology and pharmaceutical start-ups raised over $80 billion across over 4,000 deals. Many of these companies continue to grow and may view the public markets as an attractive alternative to support their growth.

- Regulatory environment: The FDA continues to approve new drugs at a healthy pace. There were 228 novel drug approvals in the five-year period from 2016 to 2020. This represents a 44% increase over the number of novel drugs approved over the period from 2010 to 2014. The constructive regulatory environment is encouraging continued investment in the biotechnology and pharmaceutical sectors.

Competitive Advantages

We intend to capitalize on the following competitive advantages in our pursuit of a target company:

●	Leadership of an Experienced Management Team. Our experienced management team has over 35 years of combined work experience as investment professionals in a variety of industries, such as pharmaceutical and financial institutions. These years of experience have allowed us to gain not only extensive and deep expertise in our fields, but also vast networks of some of the most influential thought leaders and top performing companies in our target industries and region. This positions Genesis Unicorn Capital Corp as a unique and strategic player, and as an attractive alternative for the many companies that seek to tap the equity capital markets, ensuring that we find the most attractive opportunities that maximize value to our stockholders.

●	Established Deal Sourcing Network. We believe the strong track record of our management team will enable us to get access to quality deal pipeline. In addition, we believe that our management team and advisors, can generate acquisition opportunities and possibly seek complementary follow-on business arrangements through their international network of contacts in, among others, private and public companies, private equity and venture capital funds, investment banks, accounting and law firms.

●	Status as a Publicly Listed Acquisition Company. We believe our structure will make us an attractive Business Combination partner to prospective target businesses. As a publicly listed company, we will offer a target business an alternative to the traditional initial public offering process. We believe that some target businesses will favor this alternative, which we believe is less expensive, while offering greater certainty of execution, than the traditional initial public offering process. During an initial public offering, there are typically underwriting fees and marketing expenses, which would cost more than a Business Combination with us. Furthermore, once a proposed Business Combination is approved by our stockholders (if applicable) and the transaction is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriter’s ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe our target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. It can offer further benefits by augmenting a target company’s profile among potential new customers and vendors and aid in attracting talented management staffs.

●	Targeting of Fastest Growing Industries. The main industries we are targeting are in the biotechnology and pharmaceutical sectors. This is not just a function of our expertise in these fields, but it is also because these sectors are currently anticipated to be some of the fastest growing industries in the global economy, with the expectation that the biotechnology sector will expand at a CAGR of approximately 15.83% from 2021 to 2028, while the pharmaceutical sector will expand at a CAGR of approximately 10.23% for the corresponding period.

Industry Opportunity

While we may acquire a business in any industry, our focus will be in the biotechnology and pharmaceutical industries. We believe that our target industries are attractive for a number of reasons.

We believe that the biotechnology sector represents a tremendous opportunity for growth, with many promising pre-commercial companies seeking funding and guidance from knowledgeable investment firms. There are multiple trends in the sector that contribute to this growth potential, and we believe they will enable us to identify and acquire an attractive target. These trends include the following:

- Large addressable market with strong growth: Total U.S. national health expenditure was $74.1 billion in 1970. By 2000, health expenditures reached about $1.4 trillion, and in 2019 the amount spent on health more than doubled to $3.8 trillion. CMS projected that by 2028, health care spending would reach $6.19 trillion, and would account for 19.7% of GDP, up from 17.7% in 2018.

- Technological progress driving innovation. Biotechnology innovation has accelerated in recent years due to new technology, including advances in computing, artificial intelligence, genetics and cellular engineering. Biotechnology companies have used these tools in many ways, particularly for breakthrough discoveries in the areas of targeted oncology, gene therapy, gene editing and cell therapy. We believe the pace of this advancement can persist and even grow, which could result in many new therapies that address unmet needs.

- Transformational opportunities. Technology can be used as a disruptor within the healthcare sector to improve the quality of care provided to patients or the accessibility of care. Furthermore, there is significant scope for transformational innovation within the healthcare and technology industries separately.

- Strong macroeconomic trends. The global population is aging and according to the United Nations the population aged 60 years or over is expected to more than double between 2017 and 2050. This represents a significant global healthcare challenge but also an opportunity for innovative companies focused on extending healthy lifespans.

- Strength despite COVID-19. The Nasdaq Biotech Index (NBI) has outperformed the general market for the last ten years (from 2012 to December 15,2021), with a 337.5% return for the NBI versus a 274.5% return for the S&P 500. We believe this demand is fueled in part by a renewed focus on the biotechnology sector as a result of the COVID-19 pandemic, which has served as a reminder of the important role biotechnology plays in solving global health problems. We believe this paradigm can serve as an additional tailwind for the growth of promising, innovative biopharmaceutical companies.

We believe becoming publicly traded presents several major benefits for private biotechnology companies, including greater access to capital, more liquid securities and increased customer awareness. Furthermore, we believe an acquisition by a special purpose acquisition company with a respected management team that is well-known to biotechnology investors and management teams can be a very attractive mechanism for accessing the public markets due to the increased deal certainty, transparency and efficiency it can provide.

Acquisition Criteria and Process

Our acquisition strategy is to complete a Business Combination that will create value for our stockholders over time. We expect to conduct intensive diligence of a potential target, including but not limited to deal structure, financial forecasting and scientific viability using our management team’s expertise combined with the opinions of key industry leaders in their network of relationships. While we may enter into a Business Combination with a company that does not meet all of these criteria, we intend to focus on companies that we believe have the following characteristics:

-Therapeutics-focused business (i.e. biopharmaceuticals) with potential to significantly advance care for the disease of focus.

-Preclinical through commercial stage assets, with investments focused on programs that are both pre-proof-of-concept (“PoC”) and post-PoC.

-A company with minimal additional equity required to achieve significant defined clinical, regulatory or commercial milestones beyond the capital provided by the target, us and any potential concurrent PIPE.

Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities, although we may decide to enter into our Initial Business Combination with a target business that does not meet these criteria and guidelines.

●	Revenue and Earnings Growth Potential. We will seek to acquire one or more businesses that have the potential for significant revenue and earnings growth through a combination of both existing and new product development, increased production capacity, expense reduction and synergistic follow-on acquisitions resulting in increased operating leverage.

●	Potential for Strong Free Cash Flow Generation. We will seek to acquire one or more businesses that have the potential to generate strong, stable and increasing free cash flow. We intend to focus on one or more businesses that have the potential for predictable, recurring revenue streams and definable low working capital and capital expenditure requirements. We may also seek to prudently leverage this cash flow in order to enhance stockholder value.

●	Strong and Experienced Management. We will to seek companies that have strong, experienced management teams in place, or are a platform to assemble an effective management team with a track record of driving growth and profitability. We will spend significant time assessing a company’s leadership and human fabric, and maximizing its efficiency over time.

●	Benefit from Being a Public Company. We intend to acquire one or more businesses that will benefit from being publicly traded and can effectively utilize the broader access to capital and the public profile that are associated with being a publicly traded company.

●	Defensible Market Position. We intend to acquire one or more businesses that have a defensible market position, with demonstrated advantages when compared to their competitors and which create barriers to entry against new competitors.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular Initial Business Combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that from time to time our management may deem relevant.

Initial Business Combination

Nasdaq rules require that we must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our Initial Business Combination. Our board of directors will make the determination as to the fair market value of our Initial Business Combination. If our board of directors is not able to independently determine the fair market value of our Initial Business Combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our Initial Business Combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any Initial Business Combination must be approved by a majority of our independent directors.

We anticipate structuring our Initial Business Combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our Initial Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the prior owners of the target business, the target management team or stockholders or for other reasons, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our Initial Business Combination could own less than a majority of our issued and outstanding shares subsequent to our Initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. If the Business Combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as our Initial Business Combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

To the extent we effect our Initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our Initial Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our Initial Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another Business Combination.

Sourcing of Potential Initial Business Combination Targets

Certain members of our management team have spent significant portions of their careers working with businesses in the technology industry and have developed a wide network of professional services contacts and business relationships in that industry. The members of our board of directors also have significant executive management and public company experience with technology related companies and bring additional relationships that further broaden our industry network.

This network has provided our management team with a flow of referrals that have resulted in numerous transactions in the past. We believe that the network of contacts and relationships of our management team will provide us with an important source of acquisition opportunities. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banks, consultants, accounting firms and large business enterprises.

Members of our management team and our independent directors will directly or indirectly own founder shares and/or placement units following the Initial Public Offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Initial Business Combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our Initial Business Combination.

In addition, each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a Business Combination. The different timelines of competing Business Combinations could cause our directors and officers to prioritize a different Business Combination over finding a suitable acquisition target for our Business Combination. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our Initial Business Combination.

In addition, our Sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an Initial Business Combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an Initial Business Combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our Initial Business Combination.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the Initial Public Offering. We intend to effectuate our Initial Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the private placement units, the proceeds of the sale of our shares in connection with our Initial Business Combination (pursuant to backstop agreements we may enter into following the consummation of the Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our Initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our Initial Business Combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our Initial Business Combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our Initial Business Combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our Initial Business Combination, and we may effectuate our Initial Business Combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we intend to target businesses larger than we could acquire with the net proceeds of the Initial Public Offering and the sale of the placement units, and may as a result be required to seek additional financing to complete such proposed Initial Business Combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our Initial Business Combination. In the case of an Initial Business Combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the Initial Business Combination would disclose the terms of the financing and, only if required by applicable law or stock exchange requirements, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately, or through loans in connection with our Initial Business Combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

We have 12 months (or up to 18 months if we extend the period of time to consummate a Business Combination, as described in more detail below) from the consummation of our IPO to consummate our Initial Business Combination. Public stockholders will not be offered the opportunity to vote on or redeem their shares in connection with such extensions. If we are unable to consummate our Initial Business Combination within such time period, we will distribute the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account (net of taxes payable), pro rata to our public stockholders, by way of redemption of their shares, and thereafter cease operations except for the purpose of winding up our affairs, as further described herein. We expect the pro rata redemption price to be $10.15 per share (regardless of whether or not the underwriters exercise their over-allotment option), without taking into account any interest earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders.

As stated above, we will have 12 months from the consummation of our IPO to consummate our Initial Business Combination. However, if we anticipate that we may not be able to consummate our Initial Business Combination within 12 months, we may, but are not obligated to, extend the period of time to consummate a Business Combination up to two (2) successive three-month periods at our option, up to 18 months in total from the closing of the IPO, and provided further that our Sponsor deposits into the trust account the sum of $0.20 per share ($1,725,000 in the aggregate for each three-month extension as a result of the underwriters exercising the over-allotment option in full), subject to our board of directors authorizing such extension and the Sponsor or its affiliates or designees depositing additional funds into the trust account as set out below. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, in order to extend the time available for us to consummate our Initial Business Combination, our board of directors would adopt a resolution approving such extension and our founders or their respective affiliates or designees (which may include the potential target business), upon five (5) days advance notice prior teach applicable deadline, must deposit into the trust account $1,725,000 (approximately $0.20 per public share) for each three-month extension, up to an aggregate of $3,450,000, or $0.40 per public share (for an aggregate of six months), on or prior to the date of the applicable deadline, for each extension. The insiders or the Sponsor (or their respective affiliates or designees) providing such additional funds will receive non-interest bearing, unsecured promissory notes equal to the amount of any such deposit. The final and definitive terms of any such loans have not yet been negotiated, but any such loan would be interest free and will not be repaid in the event that we are unable to close a Business Combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our Initial Business Combination, or, at the purchaser’s discretion, converted upon consummation of our Business Combination into additional units on the basis of $10.00 per private unit. Public stockholders will not be offered the opportunity to vote on or redeem their shares in connection with such extension. If we are unable to consummate our Initial Business Combination within such time period, we will distribute the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account (net of taxes payable), pro rata to our public stockholders, by way of redemption of their shares, and thereafter cease operations except for the purpose of winding up our affairs, as further described herein.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals, as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus in connection with the Initial Public Offering and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their affiliates. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our Initial Business Combination (regardless of the type of transaction that it is). None of our Sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective Business Combination target in connection with a contemplated Initial Business Combination except as set forth herein. We have agreed to pay Genesis Unicorn Capital, LLC, our Sponsor, a total of $10,000 per month for office space, utilities and secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an Initial Business Combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our Initial Business Combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an Initial Business Combination candidate.

We are not prohibited from pursuing an Initial Business Combination with an Initial Business Combination target that is affiliated with our Sponsor, officers or directors or making the Initial Business Combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our Initial Business Combination with an Initial Business Combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such an Initial Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Selection of a Target Business and Structuring of our Initial Business Combination

If we are unable to (i) complete any such Business Combination within 12 months from the closing of the Initial Public Offering unless such 12 months is extended for up to two (2) successive three-month periods at our option (up to 18 months in total from the closing of the Initial Public Offering) and provided further that our Sponsor deposits into the escrow account the sum of $0.20 per share (or $1,725,000 in the aggregate for each three-month extension) we will (x) cease all operations except for the purpose of winding up, (y) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (z) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (y) and (z) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In the event we elect to extend the deadline, we intend to issue a press release announcing such intention at least three (3) days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds have been timely deposited. Our public shareholders will not have the right to vote upon or redeem their shares in connection with any extensions from the initial 12-month period.

Nasdaq rules require that we must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our Initial Business Combination. The fair market value of our Initial Business Combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of mergers and acquisition transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our Initial Business Combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our Initial Business Combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our Initial Business Combination. Subject to this requirement, our management will virtually have unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our Initial Business Combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an Initial Business Combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. There was no basis for investors in the Initial Public Offering to evaluate the possible merits or risks of any target business with which we may ultimately complete our Initial Business Combination.

To the extent we effect our Initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective business target, we expect to conduct a thorough due diligence review, which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

The time required to select and evaluate a target business and to structure and complete our Initial Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our Initial Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another Business Combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares of Class A common stock upon the completion of our Initial Business Combination either (i) in connection with a stockholder meeting called to approve the Initial Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed Initial Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure an Initial Business Combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed Initial Business Combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our Initial Business Combination until the expiration of the tender offer period. In addition, we will not redeem any public shares unless our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our Initial Business Combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our Initial Business Combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the Initial Business Combination.

Our amended and restated certificate of incorporation provides that we may not redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our Initial Business Combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our Initial Business Combination. For example, the proposed Initial Business Combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed Initial Business Combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the Initial Business Combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Status as a Public Company and Financial Considerations

We believe our structure will make us an attractive Business Combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other Business Combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for our shares of common stock or for a combination of our shares of common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses might find this method a more certain and cost-effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, roadshow and public reporting efforts that will likely not be present to the same extent in connection with a Business Combination with us. Furthermore, once the Business Combination is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. We believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests than it would have as a privately-held company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our status as a public company will make us an attractive business partner, some potential target businesses may view the inherent limitations in our status as a blank check company as a deterrent and may prefer to effect a Business Combination with a more established entity or with a private company. These inherent limitations include limitations on our available financial resources, which may be inferior to those of other entities pursuing the acquisition of similar target businesses; the requirement that we seek stockholder approval of a Business Combination, which may delay the consummation of a transaction; and the existence of our outstanding warrants, which may represent a source of future dilution.

With funds in the trust account of approximately $87.5 million available to use for a Business Combination, we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our Initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. In connection with any potential acquisition, we may be required to obtain acquisition financing. However, since we have no specific Business Combination under consideration, we have not taken any steps to secure third party financing and there can be no assurance that it will be available to us. We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our Business Combination, and we may effectuate our Business Combination using the proceeds of such offering rather than using the amounts held in the trust account.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended. However, if we seek to consummate an Initial Business Combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such Initial Business Combination, we may need to have more than $5,000,001 in net tangible assets upon consummation and this may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such Initial Business Combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait up to 18 months from the closing of our IPO in order to be able to receive a pro rata share of the trust account.

Summary Information Related to Our Securities, Redemption Rights and Liquidation

We are a Delaware corporation and our affairs are governed by our amended and restated certificate of incorporation, and the Delaware General Corporation Law. Pursuant to our amended and restated certificate of incorporation, we are authorized to issue (i) 125,000,000 shares of Class A common stock, $0.0001 par value each; (ii), 12,500,000 shares of Class B common stock, par value $0.0001 each; and (iii) 1,250,000 shares pf preferred stock, par value $0.0001 per share. The information provided below is a summary only and we refer you to our amended and restated certificate of incorporation and our warrant agreement with Continental Stock Transfer & Trust Company as warrant agent for additional important and material information.

Upon completion of our IPO and as of March 31, 2022, we had and have 9,045,456 shares of Class A common stock issued and outstanding (including 377,331 private placement shares and 43,125 representative shares) and 2,156,250 shares of Class B common stock (sometimes referred to as “Founder Shares”). The Class B common stock is convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment. Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders and vote together as a single class, except as required by law. Unless specified by applicable law, our amended and restated certificate of incorporation or applicable stock exchange rules, the affirmative vote of a majority of our shares of common stock that are voted is required to approve any such matter voted on by our stockholders. Directors are elected for a term of one year. Our stockholders are entitled to receive ratable dividends when, as and if declared by the Board of Directors out of funds legally available therefor.

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of our Business Combination, including interest (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, subject to the limitations described herein. The amount in the trust account is Initially anticipated to be approximately $10.15 per public share (subject to increase of up to an additional $0.40 per public share in the event that our Sponsor elects to extend the period of time to consummate a Business Combination).

Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares and any public shares they may hold in connection with the completion of our Business Combination.

If a stockholder vote is not required by law and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents with the SEC prior to completing our Business Combination. If, however, stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, we will, like many blank check companies, offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If we seek stockholder approval, we will complete our Business Combination only if a majority of the issued and outstanding shares of common stock voted are voted in favor of the Business Combination. However, the participation of our Sponsor, officers, directors or their affiliates in privately-negotiated transactions, if any, could result in the approval of our Business Combination even if a majority of our public stockholders vote, or indicate their intention to vote, against such Business Combination.

If we seek stockholder approval of our Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our IPO, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our Business Combination.

If we do not complete a Business Combination within 12 months (or up to 18 months, as discussed above) from the closing of our IPO, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

In connection with our IPO we issued an aggregate of 8,625,000 warrants to acquire an aggregate of 8,625,000 shares of Class A common stock. In addition, in the private placement with our Sponsor that we completed simultaneously with the IPO, we also issued 377,331 warrants to acquire 377,331 shares of Class A common stock. The warrants purchased in our IPO have been issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. Each warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of 12 months from the date we consummated our IPO or 30 days from the completion of our Business Combination. Because the warrants may only be exercised for whole numbers of shares, only an even number of warrants may be exercised at any given time. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares. This means that only an even number of warrants may be exercised at any given time by a warrant holder. The warrants will expire five (5) years after the completion of our Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

Once the warrants become exercisable, we may call the warrants for redemption:

●	in whole and not in part;

●	upon a minimum of 30 days’ prior written notice of redemption,

●	if, and only if, the last sales price of our shares of common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business days before we send the notice of redemption, and

●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

The redemption price for the warrants shall be either (i) if the holder of a warrant has followed the procedures specified in our notice of redemption and surrendered the warrant, the number of shares of common stock as determined in accordance with the “cashless exercise” provisions of the warrant agreement or (ii) if the holder of a warrant has not followed such procedures specified in our notice of redemption, the price of $0.01 per warrant. If the foregoing conditions are satisfied and we issue a notice of redemption, each warrant holder can exercise his, her or its warrant prior to the scheduled redemption date either by paying the cash exercise price or on a “cashless exercise” basis. However, the price of our shares of Class A common stock may fall below the $18.00 trigger price, as well as the $11.50 warrant exercise price after the redemption notice is issued.

The private warrants are identical to the warrants included in the Units sold in our IPO except for certain transfer restrictions as described herein. The purchasers of the private warrants have agreed not to transfer, assign or sell any of the private warrants or underlying securities (except to the same permitted transferees as the Sponsor and provided the transferees agree to the same terms and restrictions as the permitted transferees of the Sponsor must agree to) until the completion of our Initial Business Combination. In the event of a liquidation prior to our Initial Business Combination, the private warrants will expire worthless.

Competition

In identifying, evaluating and selecting a target business for our Initial Business Combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic Business Combinations. Many of these entities are well established and have extensive experience identifying and effecting Business Combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the Initial Business Combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our Initial Business Combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an Initial Business Combination.

Employees

We currently have four executive officers. These individuals are not obligated to devote any specific number of hours to our matters, but each intends to devote as much of his time as he deems necessary to our affairs until we have completed our Initial Business Combination. The amount of time that he will devote in any time period will vary based on whether a target business has been selected for our Initial Business Combination and the stage of the Initial Business Combination process we are in. We do not intend to have any full-time employees prior to the completion of our Initial Business Combination.

Corporate Information

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth (5th) anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non- affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

We are a Delaware corporation incorporated on February 23, 2021. Our executive offices are located at 281 Witherspoon Street, Suite 120, Princeton, New Jersey 08540, and our telephone number is (609) 466-0792.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events in a Current Report on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us in writing at 281 Witherspoon Street, Suite 120, Princeton, New Jersey 08540.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” immediately following this summary. These risks include, but are not limited to:

●	Our public stockholders may not be afforded an opportunity to vote on our proposed Initial Business Combination, and even if we hold a vote, holders of our Sponsor shares will participate in such vote, which means we may complete our Initial Business Combination even though a majority of our public stockholders do not support such a combination.

●	Your only opportunity to effect your investment decision regarding a potential Business Combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	Our search for a Business Combination, and any partner business with which we ultimately complete a Business Combination, may be materially adversely affected by the recent coronavirus (COVID-19) pandemic, any worsening of the pandemic or other disease outbreaks and the status of debt and equity markets.

●	We may not be able to complete our Initial Business Combination within 12 months after the closing of the IPO (or such later period, if extended), in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our Initial Business Combination and could even result in our inability to find a target or to consummate an Initial Business Combination.

●	If third parties bring claims against us, the funds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.15 per share.

●	We may not hold an annual general meeting until after the consummation of our Initial Business Combination, which could delay the opportunity for our stockholders to appoint directors.

●	Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our Initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our Initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

●	We are not required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our stockholders from a financial point of view.

●	We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

●	We may attempt to complete our Initial Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

●	We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our Initial Business Combination with which a substantial majority of our stockholders do not agree.

●	We may be unable to obtain additional financing to complete our Initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination.

●	Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

●	We may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

●	Since our Sponsor, officers and directors will lose their entire investment in us if our Initial Business Combination is not completed (other than with respect to public shares they acquired during or may acquire after the IPO), a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our Initial Business Combination.

●	Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our Initial Business Combination.

●	We may seek Business Combination opportunities in industries or sectors that may be outside of our Management’s areas of expertise.

●	Our ability to successfully effect our Initial Business Combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our Initial Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

●	Our initial stockholders paid an aggregate of $25,000, or approximately $0.012 per Founder Share and, accordingly, you will experience immediate and substantial dilution from the purchase of shares of our Class A common stock.

●	You will not be permitted to exercise your warrants unless we register and qualify the underlying shares of Class A common stock or certain exemptions are available.

●	We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Past performance by our management team and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the Company.

General Risks Factors in Investing in a SPAC Entity and Completing a Business Combination

We are an early stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are an early stage company established with no operating results, and we will not commence operations until obtaining funding through our IPO. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our Business Combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a Business Combination and may be unable to complete our Business Combination. We will not generate any revenues until, at the earliest, after the consummation of a Business Combination. If we fail to complete our Business Combination, we will never generate any operating revenues.

Our public shareholders may not be afforded an opportunity to vote on our proposed Business Combination, which means we may complete our Business Combination even though a majority of our public shareholders do not support such a combination.

We may not hold a stockholder vote to approve our Business Combination unless the Business Combination would require stockholder approval under applicable Delaware law or the rules of the Nasdaq or if we decide to hold a stockholder vote for business or other reasons. Examples of transactions that would not ordinarily require stockholder approval include asset acquisitions and share purchases, while transactions such as direct mergers with our company or transactions where we issue more than 20% of our outstanding shares would require stockholder. For instance, the Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any Business Combination. Therefore, if we were structuring a Business Combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such Business Combination. Except as required by law or Nasdaq rules, the decision as to whether we will seek stockholder approval of a proposed Business Combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate our Business Combination even if holders of a majority of the issued and outstanding shares of common stock do not approve of the Business Combination we consummate.

If we seek stockholder approval of our Business Combination, our Sponsor, officers and directors have agreed to vote in favor of such Business Combination, regardless of how our public shareholders vote.

Unlike other blank check companies in which the initial stockholders agree to vote their Sponsor shares in accordance with the majority of the votes cast by the public stockholders in connection with an Initial Business Combination, our Sponsor, officers and directors have agreed (and any permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote any Sponsor shares held by them, as well as any public shares purchased during or after our IPO, in favor of our Initial Business Combination. We expect that our Sponsor and its permitted transferees will own approximately 22.62% of our issued and outstanding shares at the time of any such stockholder vote (taking into account shares of Class A common stock underlying units purchased in the private placement and the shares of Class B common stock held by our initial stockholders but not taking into account shares issuable upon exercise of private placement warrants and assuming it did not purchase units in our IPO). As a result, in addition to our initial stockholder’s Founder Shares and shares of Class A common stock purchased by the Sponsor in the private placement, we would need only 3,067,273 shares, or approximately 27.38%, of the total issued and outstanding shares of common stock after the completion of our IPO to be voted in favor of a transaction in order to have our Initial Business Combination approved, which requires the affirmative vote of a majority of the shares of common stock that are voted a meeting of our stockholders to approve a Business Combination.

Our Sponsor has the right to extend the term we have to consummate our Business Combination, without providing our stockholders with redemption rights.

We will have until 12 months from the closing of our IPO to consummate our Initial Business Combination. However, if we anticipate that we may not be able to consummate our Initial Business Combination within 12 months, our board of directors may extend the period of time to consummate a Business Combination up to two (2) successive three-month periods (for a total of up to 18 months to complete a Business Combination), subject to the authorization by our board of directors and the deposit of additional funds into the trust account by our Sponsor or its affiliates or designees as described elsewhere in this Report. Our stockholders will not be entitled to vote or redeem their shares in connection with any such extension. In order for the time available for us to consummate our Initial Business Combination to be extended, our Sponsor or its affiliates or designees must deposit into the trust account $1,725,000 (approximately $0.20 per public share) for each three-month extension, on or prior to the date of the applicable deadline, up to an aggregate of $3,450,000, or $0.40 per public share if we extend for the full six (6) months (for an aggregate of 18 months).

Any such payments may be made in the form of a non-interest-bearing loan from our Sponsor or its affiliates or designees and would be repaid, if at all, from funds released to us upon completion of our Initial Business Combination. Any obligation to repay such loans may reduce the amount available to us to pay as purchase price in our Initial Business Combination, and/or may reduce the amount of funds available to the combined company following the Initial Business Combination. This feature is different than the traditional special purpose acquisition company structure, in which any extension of the Company’s period to complete a Business Combination requires a vote of the company’s stockholders and stockholders have the right to redeem their public shares in connection with such vote, and which do not provide the Sponsor with the right to loan funds to the company to fund extension payments.

Your only opportunity to affect the investment decision regarding a potential Business Combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the Business Combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our Board of Directors may complete a Business Combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the Business Combination, unless we seek such stockholder approval. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our Business Combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target.

We may seek to enter into a Business Combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the Business Combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 upon consummation of our Business Combination (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our Business Combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon consummation of our Business Combination or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related Business Combination and may instead search for an alternate Business Combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a Business Combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.

At the time we enter into an agreement for our Business Combination, we will not know how many stockholders may exercise their redemption rights, and therefore we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our Business Combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our Business Combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our Business Combination would be unsuccessful is increased. If our Business Combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our Business Combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a Business Combination and may decrease our ability to conduct due diligence on potential Business Combination targets as we approach our dissolution deadline, which could undermine our ability to complete our Business Combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete our Business Combination within 12 months from the closing of our IPO (or up to 18 months from the closing of our IPO if we extend the period of time to consummate a Business Combination, as described in more detail in this report). Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our Business Combination with that particular target business, we may be unable to complete our Business Combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our Business Combination on terms that we would have rejected upon a more comprehensive investigation.

In connection with any vote to approve a Business Combination, we will offer each public stockholder the option to vote in favor of a proposed Business Combination and still seek redemption of his, her or its shares.

In connection with any vote to approve a Business Combination, we will offer each public stockholder (but not our founders, officers or directors) the right to have his, her or its shares of common stock redeemed for cash (subject to the limitations described elsewhere in this report and in the prospectus for our Initial Public Offering) regardless of whether such stockholder votes for or against such proposed Business Combination. This ability to seek redemption while voting in favor of our proposed Business Combination may make it more likely that we will consummate a Business Combination.

We may not be able to complete our Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $10.15 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our Sponsor, officers and directors have agreed that we must complete our Business Combination within 12 months from the closing of our IPO (or up to 18 months from the closing of our IPO if we extend the period of time to consummate a Business Combination). We may not be able to find a suitable target business and complete our Business Combination within such time period. If we have not completed our Business Combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less interest to pay dissolution expenses) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.15 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.15 per share on the redemption of their shares. If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.15 per share.

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the COVID-19 outbreak and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced, which has and is continuing to spread throughout the world. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” The COVID-19 outbreak has resulted in a widespread health crisis that has adversely affected economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we consummate a Business Combination could be, or may already have been, materially and adversely affected. Furthermore, we may be unable to complete a Business Combination if concerns relating to COVID-19 continue to restrict travel or limit the ability to have meetings with potential investors, or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility and decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Our Sponsor may decide not to extend the term we have to consummate our Business Combination, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, and the warrants will be worthless.

We will have until 12 months from the closing of our IPO to consummate our Initial Business Combination. However, if we anticipate that we may not be able to consummate our Initial Business Combination within 12 months, we may extend the period of time to consummate a Business Combination up to two (2) successive three-month periods (for a total of up to 18 months to complete a Business Combination), subject to our board of directors authorizing such extension and the Sponsor depositing additional funds into the trust account as described elsewhere in this report. However, our Sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our Initial Business Combination. If we are unable to consummate our Initial Business Combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants will be worthless.

If we seek stockholder approval of our Initial Business Combination, our Sponsor, directors, officers, advisors and their affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our Initial Business Combination and we do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our Initial Business Combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions.

Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our Initial Business Combination. The purpose of such purchases could be to vote such shares in favor of the Business Combination and thereby increase the likelihood of obtaining stockholder approval of the Business Combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Initial Business Combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our Initial Business Combination that may not otherwise have been possible. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our Initial Business Combination.

Any such purchases of our securities may result in the completion of our Initial Business Combination that may not otherwise have been possible. We expect that any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our Initial Business Combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy solicitation or tender offer materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our Initial Business Combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer or proxy materials documents mailed to such holders, or up to two (2) business days prior to the scheduled vote on the proposal to approve the Initial Business Combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these procedures, its shares may not be redeemed.

If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.15 per share, or less in certain circumstances, on our redemption, and our warrants will expire worthless.

We may be unable to complete our Initial Business Combination for a number of reasons. For example, we expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries and possess greater technical, human and other resources or more local industry knowledge than we do. Further, our financial resources may be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our IPO and the sale of the private placement units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. Furthermore, if we are obligated to pay cash for the shares of common stock redeemed, it would reduce the resources available to us for our Initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.15 per share (or less in certain circumstances) on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.15 per share on the redemption of their shares.

Because of our structure, limited resources and the significant competition for Business Combination opportunities, other companies may have a competitive advantage and we may not be able to consummate an attractive Business Combination.

We expect to encounter intense competition from entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies, and other entities, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting Business Combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when compared to those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our IPO, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses.

Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our Initial Business Combination, target companies will be aware that this may reduce the resources available to us for our Initial Business Combination. This may place us at a competitive disadvantage in successfully negotiating and completing an Initial business combination. Furthermore, seeking stockholder approval or engaging in a tender offer in connection with any proposed Business Combination may delay the consummation of such a transaction. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating and consummating a Business Combination. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.15 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.15 per share upon our liquidation.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an Initial Business Combination, and then only in connection with those shares of common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our Amended and Restated Certificate of Incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our Initial Business Combination within 12 months (or 18 months if extended) from the closing of our IPO and (iii) the redemption of our public shares if we are unable to complete an Initial Business Combination within 12 months (or 18 months if extended) from the closing of our IPO, subject to applicable law and as further described herein. In addition, if we have not completed an Initial Business Combination within the required time period for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond the end of such period before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The requirement that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (less any taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the execution of a definitive agreement for our Initial Business Combination may limit the type and number of companies with whom we may complete such a Business Combination.

Pursuant to the Nasdaq listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (less any taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the execution of a definitive agreement for our Initial Business Combination. This restriction may limit the type and number of companies with whom we may complete an Initial Business Combination. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate and you will only be entitled to receive your pro rata portion of the funds in the trust account. If Nasdaq delists our securities from trading on its exchange, we would not be required to satisfy the fair market value requirement described above and could complete a Business Combination with a target business having a fair market value substantially below 80% of the balance in the trust account.

In connection with any stockholder meeting called to approve a proposed Initial Business Combination, we may require stockholders who wish to redeem their shares in connection with a proposed Business Combination to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their redemption rights.

In connection with any stockholder meeting called to approve a proposed Initial Business Combination, each public stockholder will have the right, regardless of whether he is voting for or against such proposed Business Combination, to demand that we redeem his or her shares into a pro rata share of the trust account as of two (2) business days prior to the consummation of the Initial Business Combination. We may require public stockholders who wish to redeem their shares in connection with a proposed Business Combination to either (i) tender their certificates (if any) to our transfer agent or (ii) deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holders’ option, in each case prior to a date set forth in the tender offer documents or proxy materials sent in connection with the proposal to approve the Business Combination. In order to obtain a physical share certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two (2) weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two (2) weeks to obtain a physical share certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, we cannot assure you of this fact. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to redeem may be unable to meet the deadline for exercising their redemption rights and thus may be unable to redeem their shares.

If, in connection with any stockholder meeting called to approve a proposed Business Combination, we require public stockholders who wish to redeem their shares to comply with specific requirements for redemption, such redeeming stockholders may be unable to sell their securities when they wish to in the event that the proposed Business Combination is not approved.

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the Business Combination in the event we distribute proxy materials or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against the Initial Business Combination at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our Initial Business Combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two (2) business days prior to the scheduled vote on the Business Combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a stockholder vote, a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. The transfer agent will typically charge the tendering broker a nominal fee and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their Business Combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an Initial Business Combination, and a holder could simply vote against a proposed Business Combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the Business Combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the Business Combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the Company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the Business Combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the Business Combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or two (2) business days prior to the scheduled date of the stockholder meeting set forth in our proxy materials, as applicable (unless we elect to allow additional withdrawal rights). Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our Initial Business Combination.

If our Initial proposed Business Combination is not completed, we may continue to try to complete a Business Combination until 12 months from the consummation of our IPO or during any extension period. If our Initial Business Combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our IPO and the sale of the private placement units are intended to be used to complete a Business Combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have listed our securities on the Nasdaq Global Market and have net tangible assets in excess of $5,000,001 upon the completion of our IPO and the sale of the private placement units and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we may have a longer period of time to complete our Business Combination than do companies subject to Rule 419. Moreover, if our IPO were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an Business Combination.

If we seek shareholder approval of our Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our shares of common stock, you will lose the ability to redeem all such shares in excess of 15% of our shares of common stock.

If we seek stockholder approval of our Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our IPO, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our Business Combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

If the net proceeds of our IPO not being held in the trust account are insufficient to allow us to operate for at least the next 12 months (or up to 18 months from the closing of our IPO if we extend the period of time to consummate a Business Combination), we may be unable to complete our Business Combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the next 12 months (or up to 18 months from the closing of our IPO if we extend the period of time to consummate a Business Combination), assuming that our Business Combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. We may need to borrow funds from our founders, officers or directors or their affiliates to operate or may be forced to liquidate. Our founders, officers, directors and their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount that they deem reasonable in their sole discretion for our working capital needs. Each working capital loan would be evidenced by a promissory note. The working capital notes would either be paid upon consummation of our Initial Business Combination, without interest, or, at holder’s discretion, an amount not to exceed $1,500,000, may be converted into working capital units at a price of $10.00 per unit, which units would be identical to the private placement units. with an exercise price of $11.50 per share. We may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that, upon the closing of our IPO, the funds available to us outside of the trust account, will be sufficient to allow us to operate for at least the next 12 months (or up to 18 months from the closing of our IPO if we extend the period of time to consummate a Business Combination); however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our Business Combination, our public stockholders may receive only approximately $10.15 per share (or less in certain circumstances) on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.15 per share on the redemption of their shares. If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.15 per share.

If the net proceeds of our IPO and the sale of the private placement units not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our Business Combination and we will depend on loans from our Sponsor or management team to fund our search, to pay our taxes and to complete our Business Combination.

Of the net proceeds of our IPO and the sale of the private placement units and after payment of estimated offering expenses, only approximately $950,000 was available to us initially outside the trust account to fund our working capital requirements. In the event that our offering expenses exceed our estimate of approximately $451,435, we may fund such excess with funds not held in the trust account. In such case, the amount of funds available for working capital purposes would decrease by a corresponding amount. The amount held in the trust account will not be impacted as a result of such increase or decrease. Conversely, in the event that the offering expenses are less than our estimate of $451,435, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our Business Combination. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our Initial Business Combination. The units would be identical to the placement units. Prior to the completion of our Initial Business Combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our Initial Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.15 per share (or less in certain circumstances) on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.15 per share on the redemption of their shares. If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.15 per share.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.15 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Further, a court may not uphold the validity of such agreements. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where Genesis management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our Business Combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.15 per share initially held in the trust account, due to claims of such creditors.

Pursuant to the letter agreement, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.15 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.15 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our Company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses. Therefore, the per-share distribution from the trust account may be less than $10.15, plus interest, due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return to our public stockholders at least $10.15.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an Initial Business Combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below $10.15 per public share and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. For example, the cost of such legal action may be deemed by the independent directors to be too high relative to the amount recoverable or the independent directors may determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.15 per share.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our Board of Directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our Board of Directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our Board of Directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our Business Combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act, as amended, or the Investment Company Act. Since we will invest the proceeds held in the trust account, it is possible that we could be deemed an investment company. If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities;

each of which may make it difficult for us to complete our Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete an Initial Business Combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an Initial Business Combination or may result in our liquidation. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.15 per share on the liquidation of our trust account and our warrants will expire worthless.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.15 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our Initial Business Combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our Initial Business Combination, $50,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.15 per share.

If we are unable to consummate our Business Combination within 12 months (or up to 18 months from the closing of our IPO if we extend the period of time to consummate a Business Combination) of the closing of our IPO, our public shareholders may be forced to wait beyond such 12 months (or up to 18 months) before redemption from our trust account.

If we are unable to consummate our Business Combination within 12 months from the closing of our IPO (or up to 18 months from the closing of our IPO if we extend the period of time to consummate a Business Combination), we will distribute the aggregate amount then on deposit in the trust account (less the net interest earned thereon to pay dissolution expenses), pro rata to our public stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. If we are required to windup, liquidate the trust account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of applicable Delaware law. In that case, investors may be forced to wait beyond the 12 months (or up to 18 months if we extend) before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. Only after the expiration of this full time period will public security holders be entitled to distributions from the trust account if we are unable to complete a Business Combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate your investment, public security holders may be forced to sell their public shares or warrants, potentially at a loss. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our Business Combination prior thereto and only then in cases where investors have sought to redeem their shares of common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we are unable to complete our Business Combination.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Under the Delaware General Corporation Law, or the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Initial Business Combination within the required time period may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the twelfth (12th) month from the closing of our IPO (or the end of any extension period) in the event we do not complete our Initial Business Combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we do not intend to comply with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, consultants, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Initial Business Combination within the required time period is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of shareholders until after the consummation of our Business Combination.

The Nasdaq corporate governance requirements do not require us to hold an annual meeting until the first anniversary of our first fiscal year end following our listing on Nasdaq. We may not hold an annual meeting of stockholders until after we consummate our Initial Business Combination and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of our Initial Business Combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL. Until we hold an annual meeting of stockholders, public stockholders may not be afforded the opportunity to discuss company affairs with Management.

Holders of public warrants will not have redemption rights with respect to such securities.

If we are unable to complete an Initial Business Combination within the required time period and we redeem the funds held in the trust account, the public warrants will expire and holders of such securities will not receive any of the amounts held in the trust account in exchange for their public warrants.

The grant of registration rights to our Sponsor and holders of our private placement units may make it more difficult to complete our Business Combination, and the future exercise of such rights may adversely affect the market price of our shares of common stock.

We entered into a registration rights agreement with our Sponsor and our other initial stockholders, pursuant to which such persons and their permitted transferees can demand that we register their founder shares, the private shares, the private placement warrants, the shares underlying such warrants, and any units we may issue upon conversion of working capital loans. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our shares of common stock. In addition, the existence of the registration rights may make our Business Combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our shares of common stock that is expected when the shares owned by our Sponsor, holders of our private placement units or holders of our working capital loans or their respective permitted transferees are registered.

Because we are neither limited to evaluating target businesses in a particular industry, sector or geographic area nor have we selected any specific target businesses with which to pursue our Initial Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may seek to complete a Business Combination with an operating company in any industry, sector or geographic area. However, we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our Initial Business Combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a Business Combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our Initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a Business Combination target. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our Initial Business Combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

We may seek acquisition opportunities in industries or sectors that may be outside of our management’s areas of expertise.

Although we expect to focus our search for a target business in the healthcare, technology, green economy and consumer products sectors, we will consider a Business Combination outside of our management’s areas of expertise if a Business Combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our Company. In the event we elect to pursue an acquisition outside of the areas of management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our Business Combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our Business Combination will not have all of these positive attributes. If we complete our Business Combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Business Combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our Business Combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our Business Combination, our public stockholders may receive only approximately $10.15 per share on the liquidation of our trust account and our warrants will expire worthless.

If we do not conduct an adequate due diligence investigation of a target business, we may be required to subsequently take write-downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

We must conduct a due diligence investigation of the target businesses we intend to acquire. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. Even if we conduct extensive due diligence on a target business, this diligence may not reveal all material issues that may affect a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside the control of the target business and outside of our control may later arise. If our diligence fails to identify issues specific to a target business, industry or the environment in which the target business operates, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our shares of common stock. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain stockholders following the Business Combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

We may seek acquisition opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our Business Combination with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our Initial Business Combination and could even result in our inability to find a target or to consummate an Initial Business Combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an Initial Business Combination, and there are still many special purpose acquisition companies seeking targets for their Initial Business Combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an Initial Business Combination. In addition, because there are more special purpose acquisition companies seeking to enter into an Initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms.

Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close Business Combinations or operate targets post-Business Combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an Initial Business Combination, and may result in our inability to consummate an Initial Business Combination on terms favorable to our investors altogether.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous Business Combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a Business Combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or U.S. GAAP, or international financing reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our Business Combination within the prescribed time frame.

We are not required to obtain an opinion from an independent investment banking or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our Company from a financial point of view.

Unless we complete our Business Combination with an affiliated entity, or our Board of Directors cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm, another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or from an independent accounting firm that the price we are paying for a target is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the business judgment of our Board of Directors, which will have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our Business Combination. However, if our Board of Directors is unable to determine the fair value of an entity with which we seek to complete a Business Combination based on such standards, we will be required to obtain an opinion as described above.

We may issue shares of our capital stock or debt securities to complete a Business Combination, which would reduce the equity interest of our stockholders and could cause a change in control of our ownership. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of the consummation of our Initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 125,000,000 shares of Class A common stock, $0.0001 par value per share, 12,500,000 shares of Class B common stock, $0.0001 par value per share and 1,250,000 shares of preferred stock, $0.0001 par value. Following our IPO, we have (i) 104,795,963 authorized but unissued shares of Class A common stock available for issuance (after appropriate reservation for the issuance of the shares underlying the public and private warrants and the outstanding shares of Class B common stock, but excluding any working capital units) and (ii) 10,343,750 authorized but unissued shares of Class B common stock available for issuance. Although we have no commitment as of the date of this report, we may issue a substantial number of additional shares of common stock or preferred stock, or a combination of shares of common stock and preferred stock, to obtain additional working capital or to complete a Business Combination. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our Initial Business Combination.

We may issue a substantial number of additional shares of common or preferred stock to complete our Initial Business Combination or under an employee incentive plan after completion of our Initial Business Combination (although our amended and restated certificate of incorporation will provide that we may not issue securities that can vote with common stockholders on matters related to our pre-Initial Business Combination activity). We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of the consummation of our Initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation will provide, among other things, that prior to our Initial Business Combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any Initial Business Combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our executive officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our Initial Business Combination or certain amendments to our amended and restated certificate of incorporation prior thereto or to redeem 100% of our public shares if we do not complete an Initial Business Combination within 12 months from the closing of our IPO (or up to 18 months from the closing of our IPO if extended) or (B) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

The issuance of additional shares of common stock or preferred stock will not reduce the per-share redemption amount in the trust account, but:

●	may significantly dilute the equity interest of investors in our IPO, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock;

●	may subordinate the rights of holders of shares of common stock if we issue shares of preferred stock with rights senior to those afforded to our shares of common stock;

●	may cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our shares of common stock.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after a Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

If we incur indebtedness, our lenders will not have a claim on the cash in the trust account and such indebtedness will not decrease the per-share redemption amount in the trust account.

We may reincorporate in another jurisdiction in connection with our Business Combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our Business Combination and subject to requisite stockholder approval under Delaware law, reincorporate in the jurisdiction in which the target company or business is located. The transaction may require a stockholder to recognize taxable income in the jurisdiction in which the stockholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to stockholders to pay such taxes. Stockholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Resources could be spent in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our Business Combination, our public shareholders may receive only approximately $10.15 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our Business Combination, our public stockholders may receive only approximately $10.15 per share on the liquidation of our trust account and our warrants will expire worthless.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we presently have no commitments to issue any notes or other debt securities, or to otherwise incur outstanding debt following our IPO, we may choose to incur substantial debt to complete our Business Combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

● default and foreclosure on our assets if our operating revenues after an Business Combination are insufficient to repay our debt obligations;

● acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

● our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

● our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

● our inability to pay dividends on our shares of common stock;

● using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our shares of common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

● limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

● increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

● limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one Business Combination with the proceeds of our IPO and the sale of the private placement units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

Of the net proceeds from our IPO and the sale of the private placement units, $87,543,750 is available to complete our Business Combination and pay related fees and expenses. We may effectuate our Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our Business Combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

● solely dependent upon the performance of a single business, property or asset; or

● dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our Business Combination.

We may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other Business Combinations, which may make it more difficult for us, and delay our ability, to complete our Business Combination. With multiple Business Combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our Business Combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential Business Combination on the basis of limited information, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Upon the closing of our IPO, our initial stockholders own shares representing approximately 22.6% of our issued and outstanding shares of common stock (including the placement shares to be issued to the sponsor and assuming they did not purchase any units in our IPO). Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders had purchased any units in our IPO or if our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our Initial stockholders, is and will be divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our Initial Business Combination, in which case all of the current directors will continue in office until at least the completion of the Initial Business Combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our Initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our Initial Business Combination.

Risks Relating to our Management and Directors

Our ability to successfully effect a Business Combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a Business Combination. While we intend to closely scrutinize any individuals we engage after a Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct. Further, the loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect a Business Combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our initial Business Combination. We cannot assure you that any of our key personnel will remain with us for the immediate or foreseeable future, either due to health conditions or otherwise. In addition, none of our officers is required to commit any specified amount of time to our affairs and, accordingly, our officers will have conflicts of interest in allocating Management time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. We do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

The role of our key personnel after a Business Combination, however, cannot presently be ascertained. Although some of our key personnel may serve in senior management or as members of the Board of Directors or advisory positions following a Business Combination, it is likely that most, if not all, of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after a Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, Mr. Liu and our other officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our Business Combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination. These agreements may provide for them to receive compensation following our Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our Business Combination only if they are able to negotiate employment or consulting agreements in connection with the Business Combination. Such negotiations would take place simultaneously with the negotiation of the Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the Business Combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to his or her fiduciary duties under Delaware law. However, we believe the ability of such individuals to remain with us after the completion of our Business Combination will not be the determining factor in our decision as to whether or not we will proceed with any potential Business Combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our Business Combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our Business Combination.

Our officers and directors may not have significant experience or knowledge regarding the jurisdiction or industry of the target business we may seek to acquire.

We may consummate a Business Combination with a target business in any geographic location or industry we choose. We cannot assure you that our officers and directors will have enough experience or have sufficient knowledge relating to the jurisdiction of the target or its industry to make an informed decision regarding a Business Combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our Business Combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the Business Combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our Business Combination. The departure of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidates’ key personnel upon the completion of our Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. As a result, we may need to reconstitute the Management team of the post-transaction company in connection with our Initial Business Combination, which may adversely impact our ability to complete an acquisition in a timely manner or at all.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our Business Combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our Business Combination. Each of our officers is engaged in several other business endeavors for which he or she may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our Business Combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Following the completion of our IPO and until we consummate our Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor and officers and directors are, or may in the future become, affiliated with other blank check companies like ours or other entities (such as operating companies or investment vehicles) that are engaged in making and managing investments in a similar business.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to his or her fiduciary duties under applicable law.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a Business Combination with a target business that is affiliated with our Sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

Our Sponsor, officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for a Business Combination.

Our Sponsor and officers and directors have waived their right to redeem their Sponsor shares or any other shares purchased in the IPO or thereafter, or to receive distributions from the trust account with respect to their Sponsor shares upon our liquidation if we are unable to consummate a Business Combination. Accordingly, the shares and any private units will be worthless if we do not consummate a Business Combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a Business Combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular Business Combination are appropriate and, in our stockholders’, best interest. This risk may become more acute as the deadline for completing our Initial Business Combination nears.

Our officers and directors or their affiliates have pre-existing fiduciary and contractual obligations and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers and directors or their affiliates have pre-existing fiduciary and contractual obligations to other companies. Accordingly, they may participate in transactions and have obligations that may be in conflict or competition with our consummation of our Initial Business Combination. Additionally, a potential target business may be presented by our management team to another entity prior to its presentation to us and we may not be afforded the opportunity to engage in a transaction with such target business. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such Business Combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us.

These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. For a more detailed description of the pre-existing fiduciary and contractual obligations of our Management — Conflicts of Interest.”

Our officers and directors and their affiliates will control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Upon consummation of our IPO, our Sponsor, officers and directors and their affiliates owned approximately 20% of our issued and outstanding shares of common stock (excluding accounting for any private warrants). Further, our Sponsor, officers, directors or their affiliates could determine in the future to purchase our securities in the open market or in private transactions, to the extent permitted by law, to increase their holdings in order to influence the vote or magnitude of the number of stockholders seeking to tender their shares to us. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.15 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless. In connection with any vote for a proposed Business Combination, our Sponsor officers and directors have agreed to vote their Sponsor shares, as well as any public shares acquired in or after our IPO in favor of any proposed Business Combination.

Past performance by members of our management team and their respective affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, members of our management team and their respective affiliates, is presented for informational purposes only. Any past experience and performance, including related to acquisitions, of members of our management team and their respective affiliates, is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our Initial Business Combination; or (2) of any results with respect to any Initial Business Combination we may consummate. You should not rely on the historical record of our management team’s or their affiliates’ performance, as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a Business Combination with a target business that is affiliated with one or more of our Sponsors, directors or officers. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our initial stockholders, officers and directors, and their affiliates with other businesses, we may decide to acquire one or more businesses affiliated with or competitive with our initial stockholders, officers and directors, and their respective affiliates. Our directors also serve as officers and/or board members for other entities. Such entities may compete with us for Business Combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a Business Combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a Business Combination with one or more domestic or international businesses affiliated with our Sponsors, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the Business Combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Moreover, we may, at our option, pursue an affiliated joint acquisition opportunity with an initial stockholder or one of their affiliates or with other entities to which an officer or director has a fiduciary, contractual or other obligation or duty. Any such parties may co-invest with us in the target business at the time of our Initial Business Combination, or we could raise additional proceeds to complete the acquisition by making a future issuance of securities to any such parties, which may give rise to certain conflicts of interest.

Since our Sponsor, officers and directors will lose their entire investment in us if our Business Combination is not completed, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our Business Combination.

Prior to the completion of our IPO, the Company had issued an aggregate of 2,875,000 shares of Class B common stock (Founder Shares) to the Sponsor for an aggregate purchase price of $25,000 in cash. . In March and October 2021, our Sponsor transferred an aggregate of 203,000 Founder Sharers to our officers, directors and advisors. On November 19, 2021, the Company canceled 718,750 Founder Shares due to a downsize of our IPO, which cancellation was effective retroactively. Accordingly, there are currently an aggregate of 2,156,250 Founder Shares issued and outstanding. The Founder Shares will be worthless if we do not complete a Business Combination. In addition, our Sponsor has purchased an aggregate of 377,331 private placement units, for a purchase price of $3,773,310, or $10.00 per unit, that will also be worthless if we do not complete a Business Combination.

The Founder Shares are identical to the shares of common stock included in the units being sold in our IPO except that (i) the Founder Shares are shares of Class B common stock that automatically convert into shares of our Class A common stock at the time of consummation of our Initial Business Combination, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights; (ii) the founder shares are subject to certain transfer restrictions; and (iii) our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed (A) to waive their redemption rights with respect to their Founder Shares, private placement shares and public shares in connection with the completion of our Business Combination, (B) to waive their redemption rights with respect to any Founder Shares, private placement shares and public shares held by them in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (x) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an Business Combination or to redeem 100% of our public shares if we have not consummated our Business Combination within the timeframe set forth therein or (y) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity and (C) to waive their rights to liquidating distributions from the trust account with respect to their Founder Shares and private placement shares if we fail to complete our Business Combination within 12 months from the closing of our IPO (or up to 18 months from the closing of our IPO if we extend the period of time to consummate a Business Combination) (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our Business Combination within the prescribed time frame).

The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target Business Combination, completing a Business Combination, and influencing the operation of the business following the Business Combination.

Since our Sponsor, officers and directors may not be eligible to be reimbursed for their out-of-pocket expenses if our Business Combination is not completed, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our Business Combination.

At the closing of our Business Combination, our Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred in connection with activities on our behalf. These financial interests of our Sponsor, officers and directors may influence their motivation in identifying and selecting a target Business Combination and completing an Business Combination.

Changes in the market for directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and complete an Initial Business Combination.

In recent months, the market for directors’ and officers’ liability insurance for special purpose acquisition companies has changed. Fewer insurance companies are offering quotes for directors’ and officers’ liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue. The increased cost and decreased availability of directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate an Initial Business Combination. In order to obtain directors’ and officers’ liability insurance or modify its coverage as a result of becoming a public company, the post-Business Combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors’ and officers’ liability insurance could have an adverse impact on the post-Business Combination’s ability to attract and retain qualified officers and directors. In addition, even after we were to complete an Initial Business Combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the Initial Business Combination. As a result, in order to protect our directors and officers, the post-Business Combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-Business Combination entity, and could interfere with or frustrate our ability to consummate an Initial Business Combination on terms favorable to our investors.

Risks Relating to the Post-Business Combination Company

Our Management may not have control of a target business after our Initial Business Combination. We cannot provide assurance that new Management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our Initial Business Combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to our Initial Business Combination may collectively own a minority interest in the post Business Combination company, depending on valuations ascribed to the target and us in the Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our Management will not be able to maintain control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our Initial Business Combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation will not provide a specified maximum redemption threshold, except that in no event will we redeem, upon our Initial Business Combination, our public shares in an amount that would cause our net tangible assets to be less than $5,000,001, nor will we consummate our Initial Business Combination if we would otherwise become subject to the SEC’s “penny stock” rules. As a result, we may be able to complete our Initial Business Combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our Initial Business Combination and do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our founders, officers, directors, advisors or any of their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination (including, potentially, with the same target).

In order to effectuate an Initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments, including our warrant agreement, in a manner that will make it easier for us to complete our Initial Business Combination that some of our stockholders or warrant holders may not support.

In order to effectuate an Initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of Business Combination, increased redemption thresholds, extended the time to consummate an Initial Business Combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation will require the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least a majority of the public warrants (which may include public units acquired by our sponsor or its affiliates in our IPO or thereafter in the open market). In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our Initial Business Combination or certain amendments to our amended and restated certificate of incorporation prior thereto or to redeem 100% of our public shares if we do not complete an Initial Business Combination within 12 months from the closing of our IPO (or up to 18 months from the closing if extended) or (B) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an Initial Business Combination in order to effectuate our Initial Business Combination. To the extent any such amendment would be deemed to fundamentally change the nature of any of the securities offered through our IPO prospectus, we would register, or seek an exemption from registration for, the affected securities.

The provisions of our amended and restated certificate of incorporation that relate to our pre-Business Combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account), including an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended with the approval of holders of at least 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an Initial Business Combination that some of our stockholders may not support.

Our amended and restated certificate of incorporation will provide that any of its provisions related to pre-Initial Business Combination activity (including the requirement to deposit proceeds of our IPO and the sale of the placement units into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of at least 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation. Our initial stockholders, who collectively beneficially own approximately 22.62% of our common stock upon the closing of our IPO (including the placement shares to be issued to the sponsor and assuming they did not purchase any units in the IPO), will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-Initial Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete an Initial Business Combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our Initial Business Combination or certain amendments to our amended and restated certificate of incorporation prior thereto or to redeem 100% of our public shares if we do not complete an Initial Business Combination within 12 months from the closing of our IPO (or up to 18 months from the closing if extended) or (ii) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our Sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

Certain agreements related to our IPO may be amended without stockholder approval.

Certain agreements, including the letter agreement among us and our initial stockholders, officers and directors and the registration rights agreement among us and our initial stockholders may be amended without stockholder approval. These agreements contain various provisions, including transfer restrictions on our Sponsor shares and private placement units and the securities included therein, that our public stockholders might deem to be material. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our Initial Business Combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our Initial Business Combination. Any such amendments would not require approval from our stockholders, may result in the completion of our Initial Business Combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities.

We may be unable to obtain additional financing to complete our Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination.

Although we believe that the net proceeds of our IPO and the sale of the private placement units will be sufficient to allow us to complete our Business Combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our IPO and the sale of the private placement units prove to be insufficient, either because of the size of our Business Combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our Business Combination or the terms of negotiated transactions to purchase shares in connection with our Business Combination, we may be required to seek additional financing or to abandon the proposed Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our Business Combination. If we are unable to complete our Business Combination, our public stockholders may only receive approximately $10.15 per share on the liquidation of our trust account, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.15 per share on the redemption of their shares.

Risk Related to Our Securities

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least a majority of the then outstanding warrants.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The warrant agreement requires the approval by the holders of at least a majority of the then outstanding warrants in order to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least a majority of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

Our Sponsor paid an aggregate of $25,000 for the Founder Shares, or approximately $0.012 per Founder Share. As a result of this low initial price, our Sponsor, its affiliates and our management team stand to make a substantial profit even if an Initial Business Combination subsequently declines in value or is unprofitable for our public stockholders.

As a result of the low acquisition cost of our founder shares, our Sponsor, its affiliates and our management team could make a substantial profit even if we select and consummate an Initial Business Combination with an acquisition target that subsequently declines in value or is unprofitable for our public stockholders. Thus, such parties may have more of an economic incentive for us to enter into an Initial Business Combination with a riskier, weaker-performing or financially unstable business, or an entity lacking an established record of revenues or earnings, than would be the case if such parties had paid the full offering price for their founder shares.

Our Sponsor paid an aggregate of $25,000 or approximately an average of $0.012 per share, for the Sponsor shares and, accordingly, you will experience immediate and substantial dilution from the purchase of our shares of common stock.

The difference between the public offering price per share (allocating all of the unit purchase price to the Class A common stock and none to the warrants included in the unit) and the pro forma net tangible book value per share of our Class A common stock after the IPO constitutes the dilution to you and the other investors in the IPO. Our Sponsor acquired the Founder Shares at a nominal price, significantly contributing to this dilution.

Unlike many other similarly structured special purpose acquisition companies, our stockholders will receive additional shares of Class A common stock if we issue shares to consummate an Initial Business Combination.

The Founder Shares will automatically convert into Class A common stock at the time of the consummation of our Initial Business Combination, on a one-for-one basis, subject to adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities convertible or exercisable for Class A common stock, are issued or deemed issued in excess of the amounts offered in our IPO and related to the closing of the Initial Business Combination, the ratio at which Founder Shares shall convert into Class A common stock will be adjusted so that the number of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of all outstanding shares of common stock upon completion of the Initial Business Combination, excluding the placement units and underlying securities, and any shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination and any private placement-equivalent units and their underlying securities issued to our Sponsor or its affiliates upon conversion of loans made to us. This is different from most other similarly structured blank check companies in which the Initial stockholder will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the Initial Business Combination. Additionally, the aforementioned adjustment will not take into account any shares of Class A common stock redeemed in connection with the Business Combination. Accordingly, the holders of the Founder Shares could receive additional shares of Class A common stock even if the additional shares of Class A common stock, or equity-linked securities convertible or exercisable for Class A common stock, are issued or deemed issued solely to replace those shares that were redeemed in connection with the Business Combination. The foregoing may make it more difficult and expensive for us to consummate an Initial Business Combination.

There is no guarantee that our warrants will be in the money at the time they become exercisable, and they may expire worthless.

The exercise price for our warrants, including our public warrants, is $11.50 per share of common stock. There is no guarantee that any of our warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the warrants may expire worthless.

Our warrant agreement with our transfer agent will designate the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement with our transfer agent, which govern the terms of the warrants, provides that, subject to applicable law, (i) any action, proceeding or claim against us or the warrant agent arising out of or relating in any way to the warrant agreement shall be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we and the warrant agent irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We and the warrant agent will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, this exclusive forum provision shall not apply to suits brought to enforce a duty or liability created by the Exchange Act, any other claim for which the federal courts have exclusive jurisdiction or any complaint asserting a cause of action arising under the Securities Act against us or any of our directors, officers, other employees or agents. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. In addition, stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

Other than with respect to claims under the Securities Act or Exchange Act, this choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

A provision of our warrant agreement for the public warrants may make it more difficult for us to consummate an Initial Business Combination.

Unlike most blank check companies, if

(i)	we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our Initial Business Combination at a Newly Issued Price of less than $9.20 per share;

(ii)	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our Initial Business Combination on the date of the consummation of our Initial Business Combination (net of redemptions), and

(iii)	the Market Value is below $9.20 per share,

then the exercise price of the warrants will be adjusted to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an Initial Business Combination with a target business.

We did not register the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at the time of our IPO, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis. If the issuance of the shares upon exercise of warrants is not registered, qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless.

We did not register the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws in our IPO. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our Initial Business Combination, we will use our best efforts to file with the SEC a registration statement for the registration under the Securities Act of the issuance of the shares of Class A common stock issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our Initial Business Combination and to maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares of Class A common stock issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the foregoing, if a registration statement covering the issuance of the Class A common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of our Initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. We will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of Units will have paid the full Unit purchase price solely for the shares of Class A common stock included in the Units. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by us in our IPO. However, there may be instances in which holders of our public warrants may be unable to exercise such public warrants but holders of our placement warrants may be able to exercise such placement warrants.

If you exercise your public warrants on a “cashless basis,” you will receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

There are circumstances in which the exercise of the public warrants may be required or permitted to be made on a cashless basis. First, if a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of our Initial Business Combination, warrant holders may, until such time as there is an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. Second, if a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of our Initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available; if that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. Third, if we call the public warrants for redemption, our management will have the option to require all holders that wish to exercise warrants to do so on a cashless basis. In the event of an exercise on a cashless basis, a holder would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (as defined in the next sentence) by (y) the fair market value. The “fair market value” for this purpose shall mean the average reported last sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding public warrants at any time after they become exercisable and prior to their expiration, if, among other things, the last reported sales price of our common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. The redemption price shall be either (i) if the holder of a warrant has followed the procedures specified in our notice of redemption and surrendered the warrant, the number of shares of common stock as determined in accordance with the “cashless exercise” provisions of the warrant agreement or (ii) if the holder of a warrant has not followed such procedures specified in our notice of redemption, the price of $0.01 per warrant. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the public warrants as set forth above even if the holders are otherwise unable to exercise the warrants.

Redemption of the outstanding warrants could force you to: (1) exercise your warrants and pay the exercise price therefor (or exercise such warrants on a “cashless” basis) at a time when it may be disadvantageous for you to do so; (2) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (3) accept the nominal redemption price of $0.01, which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants.

The private warrants will be subject to redemption on the same terms as applicable to the public warrants.

Our Management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer shares of common stock upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria described elsewhere in this report have been satisfied, our Management will have the option to require any holder that wishes to exercise his warrant (including any warrants held by our Sponsor, officers or directors, other purchasers of our founders’ units, or their permitted transferees) to do so on a “cashless basis.” If our Management chooses to require holders to exercise their warrants on a cashless basis, the number of shares of common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

Our warrants and founder shares may have an adverse effect on the market price of our shares of common stock and make it more difficult to effectuate our Business Combination.

We have issued warrants to purchase 8,625,000 of our Class A shares of common stock as part of the Units offered in our IPO and, simultaneously with the closing of our IPO, an aggregate of 377,331 private placement units in a private placement. In each case, each warrant is exercisable to purchase one share of common stock at a price of $11.50 per share, subject to adjustment as provided herein. In addition, our Sponsor and other initial stockholders hold an aggregate of 2,156,250 Founder Shares. The Founder Shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our Sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into additional units, at the price of $10.00 per unit at the option of the lender. The units would be identical to the placement units. To the extent we issue shares of Class A common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares and reduce the value of the shares of Class A common stock issued to complete the business transaction. Therefore, these securities may make it more difficult to effectuate a Business Combination or increase the cost of acquiring the target business. Additionally, the issuance, or even the possibility of issuance, of the shares underlying the units and warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions or reduce protections under Nasdaq rules available to them.

Our securities, including our common stock and warrants, are listed on the Nasdaq Global Market. We cannot guarantee that our securities will be approved for listing on Nasdaq for any particular period of time. Although after giving effect to our IPO we met, on a pro forma basis, the minimum listing standards set forth in the Nasdaq listing standards, we cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our Business Combination. In order to continue listing our securities on Nasdaq prior to our Business Combination, we must maintain certain financial, distribution and stock price levels. Additionally, following closing of our Business Combination, we will be required to demonstrate compliance with Nasdaq’s listing requirements on a post-closing basis, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. We cannot assure you that we will be able to meet those listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity with respect to our securities;

●	a determination that our shares of common stock are “penny stock” which will require brokers trading in our shares of common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;

●	a limited amount of media and analyst coverage of our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or pre-empts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our Units and eventually our shares of common stock and warrants will be listed on the Nasdaq Global Market, our Units, shares of common stock, and warrants will be covered securities. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

General Risks

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our Business Combination, require substantial financial and Management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on Management’s evaluation of our system of internal controls. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our shares of common stock.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth and smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our shares of common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our ability to consummate a Business Combination and lead to financial loss.

We may be subject to cybersecurity risks following consummation of a Business Combination.

Any entity we may seek to acquire may rely on information technology systems, including third-party hosted servers and cloud-based servers, to keep business, financial, and corporate records, communicate internally and externally, and operate other critical functions. If any of those internal systems or the systems of its third-party providers are compromised due to cyber incidents, then sensitive documents could be exposed or deleted, and the Company’s ability to conduct business could be impaired. Cyber incidents can result from deliberate attacks or unintentional events. These incidents can include, but are not limited to, unauthorized access to systems, computer viruses or other malicious code, denial of service attacks, malware, ransomware, phishing, SQL injection attacks, human error, or other events that result in security breaches or give rise to the manipulation or loss of sensitive information or assets. Cyber incidents can be caused by various persons or groups, including disgruntled employees and vendors, activists, organized crime groups, and state-Sponsored and individual hackers. Cyber incidents can also be caused or aggravated by natural events, such as earthquakes, floods, fires, power loss, and telecommunications failures. In addition to operational and business consequences, if a target business’ cybersecurity is breached, it could be held liable to its customers or other parties in regulatory or other actions, and it may be exposed to reputation damages and loss of trust and business. This could result in costly investigations and litigation, civil or criminal penalties, fines, and negative publicity. Any of the foregoing could have a material adverse effect on the operations and profitability of a target business we seek to acquire.

There may be tax consequences to our Business Combinations that may adversely affect us.

While we expect to undertake any merger or acquisition with a target business so as to minimize taxes both to the acquired target business and us, such Business Combination might not meet the statutory requirements of a tax-free reorganization, or the parties might not obtain the intended tax-free treatment upon a transfer of shares or assets. A non-qualifying reorganization could result in the imposition of substantial taxes.

Tax reform legislation enacted in the U.S. in 2017 could adversely affect our business and financial condition following a Business Combination.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law, making significant changes to the Internal Revenue Code of 1986, as amended. Changes under the Tax Act include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, a mandatory deemed repatriation of previously untaxed cumulative foreign earnings (generally applicable to 10% U.S. stockholders of a “controlled foreign corporation” or “CFC” and taxed at reduced rates), a limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), a limitation of the deduction for net operating losses to 80% of current year taxable income and the elimination of net operating loss carrybacks the transition to a “participation exemption system” for the taxation of earnings of foreign corporations, where a U.S. C corporation can generally deduct 100% of dividends received from the foreign source of income of a 10% owned foreign corporation, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. The overall impact of the Tax Act is uncertain, and it could make completing a Business Combination with us less appealing than with companies in other countries. In addition, it is uncertain if and to what extent various states will conform to the Tax Act and what effect any legal challenges will have on the Tax Act, including litigation in the U.S. and international challenges brought by organizations such as the World Trade Organization. The impact of the Tax Act on holders of our securities is also uncertain and could be adverse. Investors should consult with their legal and tax advisors with respect to the Tax Act and the potential tax consequences of investing in or holding our securities.

We may face risks related to companies in the technology sector.

Business Combinations with companies in the technology sector (where we plan to search for our initial business combination target) entail special considerations and risks. If we are successful in completing a Business Combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

●	an inability to compete effectively in a highly competitive environment with many incumbents having substantially greater resources;

●	an inability to manage rapid change, increasing consumer expectations and growth;

●	an inability to build strong brand identity and improve subscriber or customer satisfaction and loyalty;

●	a reliance on proprietary technology to provide services and to manage our operations, and the failure of this technology to operate effectively, or our failure to use such technology effectively;

●	an inability to deal with our subscribers’ or customers’ privacy concerns;

●	an inability to attract and retain subscribers or customers;

●	an inability to license or enforce intellectual property rights on which our business may depend;

●	any significant disruption in our computer systems or those of third parties that we would utilize in our operations;

●	an inability by us, or a refusal by third parties, to license content to us upon acceptable terms;

●	potential liability for negligence, copyright or trademark infringement or other claims based on the nature and content of materials that we may distribute;

●	competition for advertising revenue;

●	competition for the leisure and entertainment time and discretionary spending of subscribers or customers, which may intensify in part due to advances in technology and changes in consumer expectations and behavior;

●	disruption or failure of our networks, systems or technology as a result of computer viruses, “cyber-attacks,” misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events;

●	an inability to obtain necessary hardware, software and operational support; and

●	reliance on third-party vendors or service providers.

Any of the foregoing could have an adverse impact on our business, financial condition and results of operations following a Business Combination.

We cannot predict how tax reform legislation will affect us, our Initial Business Combination, or our investors.

Legislative or other actions relating to taxes could have a negative effect on us, our investors, or our Initial Business Combination. The rules dealing with U.S. federal income taxation are constantly under review by legislators and by the Internal Revenue Service and the U.S. Treasury Department. We cannot predict with certainty how any changes in the tax laws might affect us, our investors, or our Initial Business Combination. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect the U.S. federal income tax consequences to us and our investors or could have other adverse consequences, including changes in tax rates that could impact our effective tax rate. Investors are urged to consult with their tax advisors regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

There are no authorities addressing the proper allocation of tax basis to the components of a unit, and therefore, investors may not appropriately allocate such basis for U.S. federal income tax purposes.

No statutory, administrative or judicial authority directly addresses the treatment of a unit or instruments similar to a unit for U.S. federal income tax purposes and, therefore, that treatment is not entirely clear. We intend to treat the acquisition of a unit, for U.S. federal income tax purposes, as the acquisition of one share of our common stock, and one warrant upon the consummation of an Initial Business Combination, and, by purchasing a unit, you agree to adopt such treatment for U.S. federal income tax purposes. For U.S. federal income tax purposes, each holder of a unit must allocate the purchase price paid by such holder for such unit between the one share of our common stock and one warrant upon the consummation of an Initial Business Combination based on the relative fair market value of each at the time of issuance. The price allocated should be the stockholder’s tax basis in such share. Any disposition of a unit should be treated for U.S. federal income tax purposes as a disposition of the share of our share of our common stock and one warrant upon the consummation of an Initial Business Combination comprising the unit, and the amount realized on the disposition should be allocated to the common stock based on its fair market value at the time of disposition. The foregoing treatment of the unit and a holder’s purchase price allocation are not binding on the Internal Revenue Service, or “IRS”, or the courts. The IRS or the courts may not agree with such characterization and investors could suffer adverse U.S. federal income tax consequences as a result. Accordingly, we urge each prospective investor to consult its own tax advisors regarding the tax consequences of an investment in a unit (including alternative characterizations of a unit).

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation will contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with our company or our company’s directors, officers or other employees.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and certain other actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or (C) for which the Court of Chancery does not have subject matter jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation. This choice of forum provision may limit or make more costly a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Our amended and restated certificate of incorporation will provide that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, our amended and restated certificate of incorporation will provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, or the rules and regulations promulgated thereunder. We note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Risks Associated with Acquiring and Operating a Business Outside of the United States

We may pursue a target company with operations or opportunities outside of the United States for our Initial Business Combination. Accordingly, we may face additional burdens in connection with investigating, agreeing to and completing such Initial Business Combination, and if we effect such Initial Business Combination, we would be subject to a variety of additional risks that may negatively impact our operations.

We may pursue a target a company with operations or opportunities outside of the United States for our Initial Business Combination, and therefore may be subject to risks associated with cross-border Business Combinations, including in connection with investigating, agreeing to and completing our Initial Business Combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our Initial Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future Business Combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such Initial Business Combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

After our Initial Business Combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our Initial Business Combination and if we effect our Initial Business Combination, the ability of that target business to become profitable.

After our Business Combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our Business Combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws. In particular, investors should be aware that there is uncertainty as to whether the courts of other applicable jurisdictions would recognize and enforce judgments of U.S. courts obtained against us or our directors or officers predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States or entertain original actions brought in another jurisdiction’s courts against us or our directors or officers predicated upon the securities laws of the United States or any state in the United States.

If our Management following our Business Combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our Business Combination, any or all of our Management could resign from their positions as officers of the Company, and the Management of the target business at the time of the Business Combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new Management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

If we effect a Business Combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a Business Combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

Because of the costs and difficulties inherent in managing cross-border business operations after we acquire it, our results of operations may be negatively impacted following a Business Combination.

Managing a business, operations, personnel or assets in another country is challenging and costly. Management of the target business that we may hire (whether based abroad or in the U.S.) may be inexperienced in cross-border business practices and unaware of significant differences in accounting rules, legal regimes and labor practices. Even with a seasoned and experienced Management team, the costs and difficulties inherent in managing cross-border business operations, personnel and assets can be significant (and much higher than in a purely domestic business) and may negatively impact our financial and operational performance.

Many countries, and especially those in emerging markets, have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience, which may adversely impact our results of operations and financial condition.

Our ability to seek and enforce legal protections, including with respect to intellectual property and other property rights, or to defend ourselves with regard to legal actions taken against us in a given country, may be difficult or impossible, which could adversely impact our operations, assets or financial condition. Rules and regulations in many countries, including some of the emerging markets within the regions we will Initially focus, are often ambiguous or open to differing interpretation by responsible individuals and agencies at the municipal, state, regional and federal levels. The attitudes and actions of such individuals and agencies are often difficult to predict and inconsistent. Delay with respect to the enforcement of particular rules and regulations, including those relating to customs, tax, environmental and labor, could cause serious disruption to operations abroad and negatively impact our results.

After our Business Combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. The economies in developing markets we will initially focus on differ from the economies of most developed countries in many respects. Such economic growth has been uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our Business Combination and if we effect our Business Combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our Business Combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our Business Combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

Because our business objective includes the possibility of acquiring one or more operating businesses with primary operations in emerging markets we will focus on, changes in the exchange rate between the U.S. dollar and the currency of any relevant jurisdiction may affect our ability to achieve such objective. For instance, the exchange rates between the Turkish lira or the Indian rupee and the U.S. dollar has changed substantially in the last two decades and may fluctuate substantially in the future. If the U.S. dollar declines in value against the relevant currency, any Business Combination will be more expensive and therefore more difficult to complete. Furthermore, we may incur costs in connection with conversions between U.S. dollars and the relevant currency, which may make it more difficult to consummate a Business Combination.

Because foreign law could govern almost all of our material agreements, we may not be able to enforce our rights within such jurisdiction or elsewhere, which could result in a significant loss of business, business opportunities or capital.

Foreign law could govern almost all of our material agreements. The target business may not be able to enforce any of its material agreements or that remedies will be available outside of such foreign jurisdiction’s legal system. The system of laws and the enforcement of existing laws and contracts in such jurisdiction may not be as certain in implementation and interpretation as in the United States. Judiciaries in such jurisdiction may also be relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. As a result, the inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business and business opportunities.

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We will have operations, agreements with third parties and may make sales overseas, which may experience corruption. Activities overseas may create the risk of unauthorized payments or offers of payments by one of the employees, consultants, or sales agents of our Company, because these parties are not always subject to our control. It will be our policy to implement safeguards to discourage these practices by our employees. Also, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, or sales agents of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

Corporate governance standards in foreign countries may not be as strict or developed as in the United States and such weakness may hide issues and operational practices that are detrimental to a target business.

General corporate governance standards in some countries are weak in that they do not prevent business practices that cause unfavorable related party transactions, over-leveraging, improper accounting, family company interconnectivity and poor Management. Local laws often do not go far to prevent improper business practices. Therefore, stockholders may not be treated impartially and equally as a result of poor Management practices, asset shifting, conglomerate structures that result in preferential treatment to some parts of the overall company, and cronyism. The lack of transparency and ambiguity in the regulatory process also may result in inadequate credit evaluation and weakness that may precipitate or encourage financial crisis. In our evaluation of a Business Combination we will have to evaluate the corporate governance of a target and the business environment, and in accordance with United States laws for reporting companies take steps to implement practices that will cause compliance with all applicable rules and accounting practices. Notwithstanding these intended efforts, there may be endemic practices and local laws that could add risk to an investment we ultimately make and that result in an adverse effect on our operations and financial results.

Companies in foreign countries may be subject to accounting, auditing, regulatory and financial standards and requirements that differ, in some cases significantly, from those applicable to public companies in the United States, which may make it more difficult or complex to consummate a Business Combination. In particular, the assets and profits appearing on the financial statements of a foreign company may not reflect its financial position or results of operations in the way they would be reflected had such financial statements been prepared in accordance with U.S. GAAP and there may be substantially less publicly available information about companies in certain jurisdictions than there is about comparable United States companies. Moreover, foreign companies may not be subject to the same degree of regulation as are United States companies with respect to such matters as insider trading rules, tender offer regulation, stockholder proxy requirements and the timely disclosure of information.

Legal principles relating to corporate affairs and the validity of corporate procedures, directors’ fiduciary duties and liabilities and stockholders’ rights for foreign corporations may differ from those that may apply in the U.S., which may make the consummation of a Business Combination with a foreign company more difficult. We therefore may have more difficulty in achieving our business objective.

Because a foreign judiciary may determine the scope and enforcement of almost all of our target business’ material agreements under the law of such foreign jurisdiction, we may be unable to enforce our rights inside and outside of such jurisdiction.

The law of a foreign jurisdiction, may govern almost all of our target business’ material agreements, some of which may be with governmental agencies in such jurisdiction. We cannot assure you that the target business or businesses will be able to enforce any of their material agreements or that remedies will be available outside of such jurisdiction. The inability to enforce or obtain a remedy under any of our future agreements may have a material adverse impact on our future operations.

A slowdown in economic growth in the markets that our business target operates in may adversely affect our business, financial condition, results of operations, the value of its equity shares and the trading price of our shares following our Business Combination.

Following the Business Combination, our results of operations and financial condition may be dependent on, and may be adversely affected by, conditions in financial markets in the global economy, and, particularly in the markets where the business operates. The specific economy could be adversely affected by various factors such as political or regulatory action, including adverse changes in liberalization policies, business corruption, social disturbances, terrorist attacks and other acts of violence or war, natural calamities, interest rates, inflation, commodity and energy prices and various other factors which may adversely affect our business, financial condition, results of operations, value of our equity shares and the trading price of our shares following the Business Combination.

Regional hostilities, terrorist attacks, communal disturbances, civil unrest and other acts of violence or war may result in a loss of investor confidence and a decline in the value of our equity shares and trading price of our shares following our Business Combination.

Terrorist attacks, civil unrest and other acts of violence or war may negatively affect the markets in which we may operates our business following our Business Combination and also adversely affect the worldwide financial markets. In addition, the countries we will focus on, have from time to time experienced instances of civil unrest and hostilities among or between neighboring countries. Any such hostilities and tensions may result in investor concern about stability in the region, which may adversely affect the value of our equity shares and the trading price of our shares following our Business Combination. Events of this nature in the future, as well as social and civil unrest, could influence the economy in which our business target operates, and could have an adverse effect on our business, including the value of equity shares and the trading price of our shares following our Business Combination.

The occurrence of natural disasters may adversely affect our business, financial condition and results of operations following our Business Combination.

The occurrence of natural disasters, including hurricanes, floods, earthquakes, tornadoes, fires and pandemic disease may adversely affect our business, financial condition or results of operations following our Business Combination. The potential impact of a natural disaster on our results of operations and financial position is speculative, and would depend on numerous factors. The extent and severity of these natural disasters determines their effect on a given economy. Although the long term effect of diseases such as the H5N1 “avian flu,” or H1N1, the swine flu, cannot currently be predicted, previous occurrences of avian flu and swine flu had an adverse effect on the economies of those countries in which they were most prevalent. An outbreak of a communicable disease in our market could adversely affect our business, financial condition and results of operations following our Business Combination. We cannot assure you that natural disasters will not occur in the future or that its business, financial condition and results of operations will not be adversely affected.

Any downgrade of credit ratings of the country in which the company we acquire does business may adversely affect our ability to raise debt financing following our Business Combination.

No assurance can be given that any rating organization will not downgrade the credit ratings of the sovereign foreign currency long-term debt of the country in which our business target operates, which reflect an assessment of the overall financial capacity of the government of such country to pay its obligations and its ability to meet its financial commitments as they become due. Any downgrade could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our future variable rate debt and our ability to access the debt markets on favorable terms in the future. This could have an adverse effect on our financial condition following our Business Combination.

Returns on investment in foreign companies may be decreased by withholding and other taxes.

Our investments will incur tax risk unique to investment in developing economies. Income that might otherwise not be subject to withholding of local income tax under normal international conventions may be subject to withholding of income tax in a developing economy. Additionally, proof of payment of withholding taxes may be required as part of the remittance procedure. Any withholding taxes paid by us on income from our investments in such country may or may not be creditable on our income tax returns. We intend to seek to minimize any withholding tax or local tax otherwise imposed. However, there is no assurance that the foreign tax authorities will recognize application of such treaties to achieve a minimization of such tax. We may also elect to create foreign subsidiaries to effect the Business Combinations to attempt to limit the potential tax consequences of a Business Combination.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operations. We currently maintain our principal executive offices at 281 Witherspoon Street, Suite 120, Princeton, New Jersey 08540. Under an administrative services agreement we entered into with our Sponsor effective on February 14, 2022, we have agreed to pay our Sponsor, a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our Initial Business Combination or our liquidation, we will cease paying these monthly fees. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Item 3. Legal Proceedings

We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition, or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Units are currently traded on The Nasdaq Global Market under the symbol “GENQ” and started trading on The Nasdaq Global Market on February 15, 2022.

On April 5, 2022, we announced that the holders of the Company’s Units may elect to separately trade the securities underlying such units which commenced on April 7, 2022. Any Units not separated will continue to trade on The Nasdaq Global Market under the symbol “GENQU”. Any underlying shares of Class A common stock and warrants that are separated are traded on The Nasdaq Global Market under the symbols “GENQ” and “GENQW” respectively. Holders of Units will need to have their securities brokers contact Continental Stock Transfer & Trust Company, the Company’s transfer agent in order to separate the Units into Class A common stock and warrants.

No fractional warrants are issuable upon separation of the Units and only whole warrants will trade. Each warrant entitles the holder to purchase one share of common stock at a price of $11.50. Warrants may only be exercised for whole shares and will become exercisable on the later of 30 days after the completion of our Initial Business Combination or twelve (12) months from the closing of our Initial Public Offering. The warrants will expire five (5) years after the completion of a Business Combination or earlier upon redemption or liquidation.

Holders

As of March 31, 2022, there were two holders of record of our Units, three holders of record of our Class A common stock, ten holders of record of our Class B common stock, and two holders of record of our warrants.

The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of any of our securities whose securities are held in the names of various security brokers, dealers, and registered clearing agencies.

The transfer agent for our Units and common stock and warrant agent for our warrants is Continental Stock Transfer & Trust Company.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an Initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial conditions subsequent to completion of an Initial. The payment of any cash dividends subsequent to an Initial Business Combination will be within the discretion of our board of directors at such time. If we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Sales of Unregistered Securities

On March 15, 2021, our Sponsor purchased an aggregate of 2,156,250 Founder Shares for an aggregate offering price of $25,000 at an average price of approximately $0.012 per share. Such securities were issued in connection with our organization pursuant to exemption from registration contained in section 4(a) (2) of the Securities Act. Our Sponsor is an accredited investor for purposes of Rule 501 of Regulation D.

In addition, at the time of our IPO completed in February 17, 2022, our Sponsor purchased an aggregate of 377,331 private placement units at a price of $10.00 per unit at a price of $10.00 per unit for an aggregate purchase price of $3,773,310. Each unit consists of one share of Class A common stock and one private placement warrant and each private placement warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per whole share in a private placement that closed simultaneously with the closing of the IPO. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales.

Also in connection with the closing of our Initial Public Offering, EF Hutton, division of Benchmark Investments, LLC, our lead underwriter purchased 43,125 shares of Class A common stock at an aggregate purchase price of $1.00. This issuance was made pursuant to the exemption from registration under the Securities Act in reliance on Section 4(a)(2).

Use of Proceeds

On February 17, 2022, we consummated our Initial Public Offering of 7,500,000 Units. Each Unit consists of one share of Class A common stock, par value $0.0001 per share, and one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per unit, generating gross proceeds to us of $75,000,000. In connection with our Initial Public Offering, the underwriters were granted a 45-day option to purchase up to 1,125,000 additional Units to cover over-allotments, if any. On February 15, 2022, the underwriters elected to exercise the over-allotment option in full and purchased an additional 1,125,000 units. The additional units were sold at an offering price of $10.00 per unit, generating additional gross proceeds of $11,250,000.

Simultaneously with the consummation of the Initial Public Offering, we completed the private sale of an aggregate of 377,331 private placement units to our Sponsor at a purchase price of $10.00 per private placement unit, generating gross proceeds to the Company of $3,773,310.

A total of $87,543,750 of the gross proceeds from the sale of the units, private placement units and shares of Class A common stock, including the sale of the units from the full exercise of the over-allotment option, were placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee.

The Sponsor previously loaned us the sum of $183,753, evidenced by a note dated as of February 23, 2021. In connection with the completion of our Initial Public Offering, the Sponsor instructed us to offset repayment of the amount outstanding under the note with a corresponding portion of the purchase price for the private placement of units.

We incurred transaction costs for our Initial Public Offering of $4,374,315, consisting of $1,078,125 of underwriting fees, $2,803,125 was for deferred underwriting commissions and $493,065 of other offering costs. The net proceeds from our IPO available to us out of trust for our working capital requirements in searching for a Business Combination and for working capital requirements are approximately $950,000.

We intend to use the proceeds for legal, accounting and other expenses of structuring and negotiating Business Combinations, due diligence of prospective target businesses, legal and accounting fees related to SEC reporting obligations, our monthly office rent, as well as for reimbursement of any out-of-pocket expenses incurred by our founders, officers and directors in connection with activities on our behalf as described above.

The funds held in trust has been invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, so that we are not deemed to be an investment company under the Investment Company Act. Except with respect to interest earned on the funds held in the trust account that may be released to us to pay our income or other tax obligations, the proceeds will not be released from the trust account until the earlier of the completion of a Business Combination or our redemption of 100% of the outstanding public shares if we have not completed a Business Combination in the required time period. The proceeds held in the trust account may be used as consideration to pay the sellers of a target business with which we complete a Business Combination. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business.

Officers, directors and founders will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and Business Combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. Our audit committee will review and approve all reimbursements and payments made to our founders, officers, directors or our or their respective affiliates, with any interested director abstaining from such review and approval. There is no limit on the amount of such expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account, such expenses would not be reimbursed by us unless we consummate an Initial Business Combination. Since the role of present Management after a Business Combination is uncertain, we have no ability to determine what remuneration, if any, will be paid to those persons after a Business Combination.

Item 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company formed under the laws of the State of Delaware on February 23, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar Business Combination with one or more target businesses. We intend to effectuate our Business Combination using cash from the proceeds of the IPO and the sale of the Private Units, our capital stock, debt or a combination of cash, stock and debt. The issuance of additional shares of common stock or preferred stock:

●	may significantly reduce the equity interest of our stockholders;

●	may subordinate the rights of holders of shares of common stock if we issue shares of preferred stock with rights senior to those afforded to our shares of common stock;

●	will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely will also result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our securities.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after a Business Combination are insufficient to pay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that required the maintenance of certain financial ratios or reserves and we breach any such covenant without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

All activity through December 31, 2021 relates to our formation, IPO, and search for a prospective Initial Business Combination target.

We have neither engaged in any operations nor generated any revenues to date. We are incurring, and expect to continue to incur, significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

We are an emerging growth company as defined in the JOBS Act. As an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 23, 2021 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account with Continental Stock Transfer & Trust Company after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the period from February 23, 2021 (inception) through December 31, 2021, we had net loss of $16,778, which consisted of formation costs.

Liquidity and Capital Resources

As indicated in the accompanying financial statements, at December 31, 2021, the Company had $9,650 of cash in its operating bank account and a working capital deficit of $164,497. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. We cannot assure you that our plans to raise capital or to consummate an initial Business Combination will be successful.

On February 17, 2022, the Company consummated its Initial Public Offering of 7,500,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $75,000,000, and incurring offering costs of $4,374,315, of which $1,078,125 was for underwriting commissions, $2,803,125 was for deferred underwriting commissions and $493,065 was for other offering costs. The Company granted the underwriter a 45-day option to purchase up to an additional 1,125,000 Units at the Initial Public Offering price to cover over-allotments, if any. On February 17, 2022, the underwriters exercised in full the over-allotment option. Simultaneously with the consummation of the closing of the Offering, the Company consummated the private placement of an aggregate of 377,331 units (the “Placement Units”) to the Sponsor at a price of $10.00 per Placement Unit, generating total gross proceeds of $3,773,310 (the “Private Placement”). A total of $87,543,750 of the net proceeds from the Offering and the Private Placement was deposited in a trust account established for the benefit of the Company’s public stockholders. The proceeds held in the trust account were invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. A total of $1,089,885 was deposited into the operating account of the Company.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less deferred underwriting commissions), to complete our Initial Business Combination. We may withdraw interest to pay taxes. We estimate our annual franchise tax obligations, based on the number of shares of our common stock authorized and outstanding after the completion of our IPO, to be $200,000, which is the maximum amount of annual franchise taxes payable by us as a Delaware corporation per annum, which we may pay from funds from our IPO held outside of the trust account or from interest earned on the funds held in our trust account and released to us for this purpose. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest earned on the amount in the trust account will be sufficient to pay our income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We expect our primary liquidity requirements for operating our business prior to our Initial Business Combination to include approximately $300,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful Business Combinations; $100,000 for legal and accounting fees related to regulatory reporting requirements; $180,000 for office space, utilities and secretarial and administrative support; $350,000 for Director and Officer liability insurance premiums, and approximately $20,000 for working capital that will be used for miscellaneous expenses and reserves.

These amounts are estimates and may differ materially from our actual expenses. In addition, we could use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Initial Business Combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific Business Combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended Initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest bearing basis as may be required. If we complete our Initial Business Combination, we would repay such loaned amounts. In the event that our Initial Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our Initial Business Combination. The units would be identical to the Placement Units. Other than as described above, the terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Moreover, we may need to obtain additional financing either to complete our Initial Business Combination or because we become obligated to redeem a significant number of our Public Shares upon completion of our Initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. In addition, we intend to target businesses larger than we could acquire with the net proceeds of the Initial Public Offering and the sale of the Placement Units, and may as a result be required to seek additional financing to complete such proposed Initial Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Initial Business Combination. If we are unable to complete our Initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our Initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Related Party Transactions

The Sponsor loaned the Company an aggregate of $174,147 of up to $300,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and payable on the earlier of the consummation of the Initial Public Offering or March 31, 2022. Following the Initial Public Offering of the Company on February 17, 2022, a total of $183,753 under the Promissory Note was repaid by the Company to our Sponsor on February 25, 2022.

On March 15, 2021, the Sponsor purchased 2,875,000 shares of Class B common stock with a par value of $0.0001 per share for an aggregate price of $25,000, or $0.0087 per share (the “Founder Shares”). On November 19, 2021, the Company canceled 718,750 Founder Shares due to a downsize of that offering. All shares and associated amounts have been retroactively restated to reflect the surrender of these Founder Shares (see Note 8). As a result, the total number of Founder Shares issued and outstanding is 2,156,250 and the price per share of Class B common stock is $0.012.

On March 15, 2021, our Sponsor transferred 20,000 Founder Shares each to our Chief Executive Officer and Chief Operating Officer, as well as 2,500 Founder Shares to each of our Chief Scientific Officer and scientific advisor. On October 27, 2021, our Sponsor transferred 10,000 Founder Shares to our Chief Executive Officer, 17,500 Founder Shares to our Chief Scientific Officer, 30,000 Founder Shares to each of our two independent directors, 25,000 Funder Shares to each of our two independent directors, 15,000 Founder Shares to our strategic and scientific advisor and 5,500 Founder Shares to our scientific advisor. In addition, our Sponsor has separately agreed to transfer to our Chief Operating Officer an aggregate of 30,000 Founder shares at the time of our Initial Business Combination. As of December 31, 2021, the Sponsor and management owned an aggregate of 2,156,250 shares of Class B common stock. As the underwriters’ over-allotment option has been exercised in full immediately following the closing of the Company’s Initial Public Offering on February 17, 2022, 281,250 of such Founder Shares held by the Sponsor will not be subject to forfeiture.

The Sponsor has agreed, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor $10,000 per month for these services.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such notes may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2021, there was no amount outstanding under any Working Capital Loan.

Our Sponsor has agreed to purchase an aggregate of 377,331 Placement Units at a price of $10.00 per unit for an aggregate purchase price of $3,773,310. Each Placement Unit consists of one share of Class A common stock and one Placement Warrant. Each such warrant is exercisable to purchase one share of Class A common stock at $11.50 per share. There will be no redemption rights or liquidating distributions from the trust account with respect to the Founder Shares, the Placement Shares, or the Placement Warrants, which will expire worthless if we do not consummate a Business Combination within 12 months from the closing of the Initial Public Offering. The Placement Units are identical to the Units sold in the Initial Public Offering except that the Placement Units and their component securities (a) will not be transferable, assignable or saleable until 30 days after the consummation of our Initial Business Combination except to permitted transferees and (b) so long as they are held by our Sponsor or its permitted transferees, will be entitled to registration rights.

Our initial stockholders have agreed to waive their redemption rights with respect to any Founder Shares or Placement Shares (i) in connection with the consummation of a Business Combination, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to allow redemption in connection with our Initial Business Combination or certain amendments to our amended and restated certificate of incorporation prior thereto, to redeem 100% of our Public Shares if we do not complete our Initial Business Combination within 12 months from the completion of the Initial Public Offering (or up to 18 months from the closing of the Initial Public Offering) or with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity and (iii) if we fail to consummate a Business Combination within 12 months from the completion of the Initial Public Offering (or up to 18 months from the closing of the Initial Public Offering) or if we liquidate prior to the expiration of the 12-month period (or up to 18 months from the closing of the IPO). However, our initial stockholders will be entitled to redemption rights with respect to any Public Shares held by them if we fail to consummate a Business Combination or liquidate within the 12-month period (or up to 18 months from the closing of the IPO).

Pursuant to a registration rights agreement we have entered into with our initial stockholders, we may be required to register certain securities for sale under the Securities Act. These holders, and holders of units issued upon conversion of Working Capital Loans, if any, are entitled under the registration rights agreement to make up to three (3) demands that we register certain of our securities held by them for sale under the Securities Act and to have the securities covered thereby registered for resale pursuant to Rule 415 under the Securities Act. In addition, these holders have the right to include their securities in other registration statements filed by us. We will bear the costs and expenses of filing any such registration statements. See the section of this report entitled “Certain Relationships and Related Party Transactions.”

Off-balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2021.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of December 31, 2021, there were no critical accounting policies.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2021, we were not subject to any market or interest rate risk. The net proceeds of our Initial Public Offering completed February 17, 2022, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplemental Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021 and for the period from February 23, 2021 (inception) through December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Position

Adeoye Olukotun	76	Chief Executive Officer

Samuel Lui	47	President, Chief Financial Officer, Director

Niel Starksen	65	Chief Scientific Officer

Juan Fernandez Pascual	47	Chief Operating Officer

Grainne Coen	49	Director and Co-Chairman

Ernest Fong	50	Director and Co-Chairman

Chung Fan Cheng	41	Director

Teck-Yong Heng	47	Director

Our principal office is located in the United States and our Chief Executive Officer is a United States citizen and located in the United States. Our sponsor is a Delaware limited liability company. Additionally, the two Co-Chairs of our Board of Directors are not residents of or located in China, Hong Kong or Macau. Of the five (5) Board members, four (4) are citizens of countries other than China, Hong Kong or Macau.

Adeoye (Oye) Olukotun, MD, MPH

Dr. Adeoye Olukotun has served as our Chief Executive Officer since October 2021. Dr. Olukotun is a Mayo Clinic trained cardiologist who currently serves as the Chief Executive Officer of CR Strategies, LLC a position he has held since April 2000. He previously served as the Chief Executive Officer and President of Epigen Pharmaceuticals, Inc. from June 2014 to March 2017, and Vice Chairman of CardioVax, Inc., from January 2013 to April 2016. Dr. Olukotun served as the Chief Medical Officer of VIA Pharmaceuticals Inc. from 2004 to 2008. He spent the first 20 years of his career in roles of increasing responsibility in clinical development at Pfizer, Bristol-Myers Squibb, and Mallinckrodt. He has over 35 years of experience in the pharmaceutical industry and has been instrumental in the approval and success of numerous cardiology and metabolic medicines, including the first daily beta blocker and the first approved ACE inhibitor, among others. Dr. Olukotun currently serves on the board of directors for Tonix Pharmaceuticals Holding Corp., (NASDAQ: TNXP) and Arrowhead Pharmaceuticals, Inc. (NASDAQ: ARWR). Dr. Olukotun received his Medical Doctor degree from the Albert Einstein College of Medicine in New York in 1973, undertook his specialty in cardiovascular medicine at the Mayo Clinic and Mayo Graduate School of Medicine from 1973 to 1978 and received a master in public health degree from Harvard University School of Public Health in 1983. Further, Dr. Olukotun received his bachelor of arts from the University of North Carolina at Chapel Hill in 1969.

Samuel Lui

Samuel Lui has served as our President, Chief Financial Officer and director since October 2021. Mr. Lui has over 23 years of experience in capital markets, investment banking, private equity, accounting and auditing. Since July 2016, he has been the founder and managing director of LV Capital Limited, a private investment company focused on later stage/pre-IPO investments and specializes in helping investee companies to list on major exchanges such as Nasdaq and The Stock Exchange of Hong Kong Limited (“HKEX”). Since December 2011, he has served as a board member of the private equity funds at Rockstead Capital Private Limited, a registered fund management company under the Monetary Authority of Singapore. Since November 2016, he has also been a non-executive director of EFT Solutions Holdings Limited (HKEX:8062). From December 2013 to May 2015, Mr. Lui was the chief financial officer of ELL Environmental Holdings Limited (HKEX: 1395). From May 2007 to May 2009, Mr. Lui was a director within the financial sponsors group, investment banking division of Merrill Lynch in Hong Kong and Singapore. Prior to that, Mr. Lui worked as an assistant director of the financial sponsors group at ABN AMRO Bank N.V., Hong Kong branch, from August 2005 to April 2007. From July 2004 to August 2005, Mr. Lui was a vice president at the project finance and advisory department of Société Générale Asia Limited. Prior to that, Mr. Lui served as a manager of project and export finance at The Hongkong and Shanghai Banking Corporation Limited from May 2003 to June 2004. From August 1998 to April 2003, Mr. Lui worked in the audit and corporate finance departments of Arthur Andersen and Ernest & Young in Singapore. Mr. Lui obtained a bachelor degree in accountancy from Nanyang Technological University in Singapore in July 1998. Mr. Lui has been a member of the Institute of Singapore Chartered Accountants since October 2002.

Niel Starksen

Dr. Niel Starksen has served as our Chief Scientific Officer since October 2021. Dr. Starksen is an entrepreneur, physician and scientist. He is a pioneer of percutaneous therapeutic technologies for structural heart disease and congestive heart failure. Dr. Starksen is an inventor on 18 issued patents and over 20 patents pending. Dr. Starksen previously served as Chief Executive Officer of Guided Delivery Systems (now known as Ancora Heart) from September 2002 to July 2015 and, since September 2018, is a director and cofounder of Vivalink Medical, a provider of connected healthcare solutions for remote patient monitoring. He has been an advisor to Xcures (a platform for virtual clinical trials) since September 2018, and an advisor to Well Advised (a medical fintech platform) since September 2019. He is a Director of the Board of Governors, Johns Hopkins Wilmer Eye Institute. Dr. Starksen received his Medical Doctor degree from The John Hopkins University School of Medicine in June 1982, completed an internal medicine residency program at Harvard Medical School in April 1985 and completed his specialty in cardiovascular medicine at the School of Medicine, University of California, San Francisco in July 1990. Further, Dr. Starksen received his bachelor of science degree summa cum laude from the University of California, Irvine in June 1978.

Juan Fernandez Pascual

Juan Fernandez has served as our Chief Operating Officer since October 2021. Mr. Fernandez has most recently served as the General Manager of Chassis Brakes International Spain, part of Hitachi Automotive Systems since April 2019 to February 2021 and was based in San Felices de Buelna, Autonomía de Cantabria, Spain. Mr. Fernandez is an adviser to another SPAC entity, Benessere Capital Acquisition which completed its initial public offering in January 2021. Benessere Capital Acquisition has focused its search on technology-focused middle market and emerging growth companies in North, Central and South America. Mr. Fernandez served as the President of Gira Cluster of Automotive Industries of Cantabria from May 2019 to March 2021 and was based in Spain. From September 2018 to April 2019, Mr. Fernandez served as the Smart Factory Platform Leader of Linxens based in Levallois, Île-de-France, France. From January 2017 to April 2019, Mr. Fernandez served as the Site Director of Linxens. From September 2015 to December 2016, Mr. Fernandez served as the Senior Area Sales Manager Southern Europe for Quintus Technologies, based in Vasteras, Sweden. From September 2014 to September 2015, Mr. Fernandez served as the Site Director of Hutchinson based in Châteaudun, France. From April 2013 to August 2014, Mr. Fernandez served as the Production Area Manager of Gestamp based in Le Theil, Basse-Normandie, France. From November 2005 to March 2013, Mr. Fernandez served as Process Engineer Manager at ArcelorMittal Aviles, Spain. From September 2003 to October 2005, Mr. Fernandez served as Resident Engineer of ArcelorMittal based Electrolux premises in Conegliano, Veneto, Italy. In 2018, Mr. Fernandez received his Executive MBA degree at ESCP Europe. In 1999, Mr. Fernandez received his DEA (Master in Sciences) at Ecole Polytechnique.

Grainne Coen

Grainne Coen is one of our independent directors and Co-Chairman of the Board and was appointed to such positions in February 2022. Ms. Coen is also President and Chief Financial Officer of Signal Hill Acquisition Corp., a SPAC entity which completed its initial public offering in February 2022. Ms. Coen is also a board member of Commonwealth Credit Partners BDC I, Inc., a business development company, and became Chair of the Audit Committee since June 2021. In May 2018, she founded and has remained a partner of Elevation Investment Partners, LLC, a diversified investment group operating in multiple industries both as strategic consultants and early-stage investors. Since January 2015, Ms. Coen has also served as Co-Founder and Chairperson of AREA4, LLC, an experiential marketing agency. From August 2001 to December 2015, she was a principal and portfolio manager at Columbia Partners, LLC Investment Management, where she co-managed over $1 billion in assets held in the fund’s U.S. Small Cap Equity Fund. From September 1998 to March 2001, she was a General Partner at Kensington Partners, LLC, and from May 1996 to August 1998, she was employed at G&O Partners, LP. Since October 2019, Ms. Coen also has served as the Chair of the audit committee of Kubient, Inc. (NASDAQ: KBNT), a digital marketing platform, and from March 2019 to December 2020, as Chair of the board of directors of ERIE ARMADA, Inc., a non-profit focused on the development of underserved communities in conjunction with New York City’s Parks and Trails Department. Ms. Coen holds a Bachelor of Science from London Guildhall University.

Ernest Fong

Ernest Fong is one of our independent directors and Co-Chairman of the Board and was appointed to such positions in February 2022. Since October 2021, Mr. Fong has been the Asia Pacific CEO of Optimas Capital, an Asian-based Hedge Fund with offices in Hong Kong, Singapore and Taiwan. Mr. Fong joined Credit Suisse in March 1998 and after spending more than 21 years in its Singapore, Taiwan and Hong Kong offices, he retired from Credit Suisse in December 2019. His last position in Credit Suisse was as the Head of Markets Research in Asia Pacific and he was responsible for a team of almost 300 across 14 offices and 12 markets. Prior to Credit Suisse, Mr. Fong was an equity research analyst at Credit Lyonnais Securities Asia from June 1995 to February 1998. Since June 2020, Mr. Fong is also a non-executive director of Vincom Retail, listed in Vietnam, which is part of the Vincom group, the largest privately-owned company in Vietnam. Ernest graduated from National University of Singapore with a Bachelor of Arts degree, majoring in Economics and Statistics.

Chung Fan Cheng

Chung Fan Cheng is one of our independent directors and was appointed to such position in February 2022. Mr. Cheng has over 17 years of experience in capital markets, corporate strategy, private equity, family office and entrepreneurship. Since Feb 2019, Mr. Cheng has served as the Chief Investment Officer of BlueTop Group, a Hong Kong based family office with core focus in education, human capital and technology. Mr. Cheng also serves as a non-executive director of Tsui Wah Restaurant Group (HKEX:1314) since November 2016, and a director of Esperanza Limited, founded by the former financial secretary of Hong Kong, since July 2021. Mr. Cheng’s prior work includes management roles with Sail Global Capital from September 2017 to December 2018, Hao Tian International Securities from September 2016 to August 2017, and KGI Asia from April 2013 to September 2016. Mr. Cheng is an Engineer by training and holds a M.Sc. Engineering Enterprise Management, HKUST, Hong Kong and B.Sc. Engineering (1st Honors), Queen’s University, Canada.

Teck-Yong Heng

Teck-Yong Heng is one of our independent directors and was appointed to such position in February 2022. Mr. Heng will bring in more than 20 years of private equity and M&A experience to the Company. Mr. Heng is a partner and senior management in 58.com’s Investment Fund focusing on venture capital and private equity investments in the TMT and Consumer sectors since August 2021. Prior to joining in 58.com, Mr. Heng has operated C-Squared Partners, a China focused consumer sector private equity fund since May 2018. From August 2016 to May 2018, Mr. Heng was a managing director in Qianhai Ark Asset Management, a fund with approximately $4.5 billion under management. Prior to Qianhai Ark, Mr. Heng worked at Pavilion Capital (an affiliated entity of Temasek Holdings) from September 2012 to July 2016, Temasek Holdings from October 2004 to September 2012, Cambridge Associates from July 2003 to October 2004, Singapore Power International from June 2001 to July 2003, and Arthur Andersen from July 1998 to May 2001. Mr. Heng has also served as independent director for LiXiang Education Holding Co. Ltd. (NASDAQ: LXEH) since October 2020, and an independent director for WiMi Hologram Cloud Inc. (NASDAQ: WIMI) since May 2021. Mr. Heng is also a director of another SPAC entity, Broad Capital Acquisition Corp. which completed its initial public offering in January 2022. Mr. Heng graduated from Nanyang Technological University with a bachelor’s degree in Accountancy (with Honors) and is a graduate of Harvard Business School’s General Management Program. He is a Chartered Financial Analyst (CFA), Chartered Accountant (CA), Chartered International M&A Charterholder, and a member of Singapore Institute of Directors.

Advisors

We have also engaged as advisors a group of individuals with extensive experience in the medical and healthcare fields.

Dr. Hank Wuh, our Strategic and Scientific Advisor, is a physician, inventor, and entrepreneur. Dr. Wuh is Chief Scientific Officer of Pono Capital Corp. President of Unicorn Whisperer, Inc. since July 2018, a director of The Daily Wellness Company since June 1996, and a director of Lymphax, Inc. since December 2019. Dr. Wuh is a Trustee of the University of Hawaii Foundation since April 2020, and an advisor to several medical technology companies. Dr. Wuh was the CEO of SKAI Ventures from September 2010 to December 2019 and the Executive Chairman of TruTag Technologies, Inc. from April 2011 to Aug 2018. Dr. Wuh was a member of the Board of Directors of the Fulbright Association from January 2020 to August 2021, and a member of the Board of Directors of Cellular Bioengineering, Inc. from August 2003 to August 2021. Dr. Wuh received his B.A. from Johns Hopkins, a Master of Public Health from Harvard University School of Public Health, Medical Doctorate from the Johns Hopkins University School of Medicine, orthopedic surgery residency at Stanford, and is Associate Clinical Professor of Surgery at the John A. Burns School of Medicine at the University of Hawaii.

Dr. Robert Chang, our Scientific Advisor, is an associate professor and medical innovator at Stanford University. He divides his time among state-of-the art clinical eye care, clinical validation of digital health tools, and teaching ophthalmology and healthcare innovation globally. He focuses on minimally invasive glaucoma surgery (MIGS) and presbyopia-correcting cataract surgery with emphasis on precision medicine. He is co-inventor of the first universal smartphone adapter and the FDA-cleared PAXOS scope for portable imaging of the front and back of the eye. He is on the advisory board for several ophthalmic companies and serves as the Vice President of the Asia Pacific Tele-Ophthalmology Society (APTOS).

In addition, in April 2021, our sponsor had engaged ARC Group Limited to assist and advise us in various matters related to our Initial Public Offering, for which services ARC Group Limited was to be paid a fee of $10,000 a month. In August, 2021, in connection with the anticipated change of ownership of our sponsor (which ownership change was completed in October, 2021) we terminated the agreement with ARC Group Limited and the parties agreed that ARC Group Limited’s role would be limited to assisting us in the preparation of financial information and financial statements for use in our IPO prospectus and ARC Group Limited’s role will terminate upon completion of our Initial Public Offering. ARC Group Limited did not receive any compensation for such services and neither we nor our sponsor are obligated to provide compensation to ARC Group Limited upon completion of our Initial public offering or in the future. We do not intend on engaging ARC Group Limited in the future. ARC Group Limited and its affiliates are an investment bank and advisory firm which operates outside of the United States and provides financial advisory, investment banking, consulting and similar services to its clients.

The individuals serving as our directors and as our advisors and promoters have experience in acquiring businesses in the international marketplace, executive leadership, operational oversight, private equity investment management and capital markets experience in various industries, including healthcare. Our directors and advisors also have experience with developing corporate strategy and implementation and identification of new and advancing technologies, which we believe will significantly benefit us as we evaluate potential acquisition or merger candidates as well as following the completion of our Initial Business Combination.

Family Relationships

There are no family relationships among any of our directors or executive officers that are required to be disclosed by Regulation S-K.

Number and Terms of Office of Officers and Directors

We currently have five directors. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. Pursuant to our amended and restated certificate of incorporation, the Board is comprised of the following three classes: (i) the term of office of the first class of directors, Class 1, consists of Messrs. Chung Fan Cheng, and Teck-Yong Heng and will expire on the earlier of one (1) year following the closing of the IPO or at our first annual meeting of stockholders; (ii) the term of office of the second class of directors, Class 2, consists of Ms. Coen and Mr. Fong and will expire on the earlier of two (2) years following the closing of the IPO or at our second annual meeting of stockholders; and (iii) the term of office of the third class of directors, Class 3, consists of Mr. Lui and will expire on the earlier of three (3) years following the closing of the IPO or at our third annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Chief Investment Officer, Chief Operating Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our independent directors expect to have regularly scheduled meetings at which only independent directors are present. Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Our board of directors will review and approve all affiliated transactions with any interested director abstaining from such review and approval. Our board of directors has determined that Ms. Grainne Coen, Mr. Ernest Fong, Mr. Chung Fan Cheng and Mr. Teck Yong Heng are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Upon the effective date of the registration statement for our IPO, we established three standing committees: an audit committee, a compensation committee and a nominating committee. Subject to phase-in rules, the Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the Nasdaq rules require that the compensation committee and the nominating committee of a listed company be comprised solely of independent directors. Each committee operates under a charter approved by our board of directors and has the composition and responsibilities described below.

Audit Committee

Upon the effective date of the registration statement for our IPO, we established an audit committee of the Board of Directors consisting of Mr. Ernest Fong, Mr. Chung Fan Cheng and Mr. Teck-Yong Heng will serve as members of our audit committee, and Mr. Teck-Yong Heng will chair the audit committee. Each member of our audit committee is an independent director under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Teck-Yong Heng qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Upon the effective date upon the date of the registration statement for our IPO, we established a compensation committee of the Board of Directors, consisting of Mr. Ernest Fong, Mr. Chung Fan Cheng and Mr. Teck-Yong Heng, each of whom is an independent director under Nasdaq’s listing standards. We have appointed Mr. Chung Fan Cheng as the chair of the compensation committee.

We have adopted a compensation committee charter which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to Genesis Unicorn Capital, LLC, our sponsor, of $10,000 per month, for up to 18 months, for office space, utilities and secretarial and administrative support, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an Initial Business Combination. Accordingly, it is likely that prior to the consummation of an Initial Business Combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such Initial Business Combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating Committee

We have established a nominating committee of the board of directors, consisting of Mr. Ernest Fong, Mr. Chung Fan Cheng and Mr. Teck-Yong Heng, with Mr. Ernest Fong serving as chairman of the nominating committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. You may review our Code of Ethics and the charters of our standing committees by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K. We did not waive any provisions of the code of business ethics during the year ended December 31, 2021 (we did not adopt a Code of Ethics until our IPO was completed).

Conflicts of Interest

Subject to pre-existing fiduciary or contractual duties as described below, our officers and directors have agreed to present any business opportunities presented to them in their capacity as a director or officer of our company to us. Certain of our officers and directors presently have fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our Initial Business Combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our officers and directors may become officers or directors of another special purpose acquisition company with a class of securities intended to be registered under the Exchange Act, even prior to us entering into a definitive agreement for our Initial Business Combination.

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our initial stockholders have agreed to waive their redemption rights with respect to any founder shares and placement shares and any public shares held by them in connection with the consummation of our Initial Business Combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any founder shares and placement shares held by them if we fail to complete an Initial Business Combination within 12 months from the closing of our IPO (or up to 18 months from the closing if extended). If we do not complete our Initial Business Combination within such applicable time period, the proceeds of the sale of the placement units held in the trust account will be used to fund the redemption of our public shares, and the placement securities will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable by our sponsor until the earlier to occur of: (A) one year after the completion of our Initial Business Combination and (B) subsequent to our Initial Business Combination, if the reported last sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our Initial Business Combination. With certain limited exceptions, the placement units, placement shares and placement warrants and the Class A common stock underlying such warrants, will not be transferable, assignable or saleable by our sponsor or its permitted transferees until 30 days after the completion of our Initial Business Combination. Since our sponsor and officers and directors may directly or indirectly own common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Initial Business Combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our Initial Business Combination.

●	Our Sponsor, officers or directors may have a conflict of interest with respect to evaluating a Business Combination and financing arrangements as we may obtain loans from our Sponsor or an affiliate of our Sponsor or any of our officers or directors to finance transaction costs in connection with an intended Initial Business Combination. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our Initial Business Combination. The units would be identical to the placement units.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual(1)	Entity(2)	Entity’s Business	Affiliation
Adeoye Olukotun	CR Strategies LLC	Consulting for the biopharmaceutical and medical devices industry	CEO and owner
	Tonix Pharmaceuticals	Biotechnology company	Director
	Arrowhead Pharmaceuticals Inc.	Biotechnology company	Director

Samuel Lui	LV Capital Limited EFT Solutions Holdings Limited	Private investments and advisory Electronic fund transfer at point-of-sale solutions provider	CEO and owner Non-Executive Director

Niel Starksen	Vivalink Medical Inc MBFNS Health	Digital health platform Consulting to the biotechnology, pharmaceutical and medical technology industries	Director CEO and owner

Juan Fernandez Pascual	Benessere Capital Acquisition Corp.	Special Purpose Acquisition Company	Advisor
	Altanela, SL	Consulting	Managing Director

Grainne Coen	Commonwealth Credit Partners BDC I, Inc.	Business development company	Director, Audit Committee Chair
	Kubient, Inc.	AdTech company	Director, Audit Committee Chair
	Signal Hill Acquisition Corp	Special Purpose Acquisition Company	President, CFO
	Elevation Partners LLC	Investment partnership	Founding Partner

Ernest Fong	Optimas Capital Vincom Retail Joint Stock Company	Asset manager Real estate investment	CEO (Asia Pacific) Non-Executive Director

Teck-Yong Heng	58 Investment Fund	Consumer and technology investments	Partner, Managing Director
	LiXiang Education Holding Co. Ltd.	Education	Independent Non-Executive Director, Audit Committee Chairman
	WiMi Hologram Cloud Inc.	Augmented reality and holographic solutions	Independent Non-Executive Director, Audit Committee Chairman
	Broad Acquisition Corporation	Special Purpose Acquisition Company	Director

Chung Fan Cheng	BlueTop Group Limited	Education and investment holdings	Chief Investment Officer
	Tsui Wah Restaurant Group	Food and beverage	Non-Executive Director
	Esperanza Limited	Non-profit organization	Director

(1)	Each person has a fiduciary duty with respect to the listed entities next to their respective names.

(2)	Each of the entities listed in this table has priority and preference relative to our company with respect to the performance by each individual listed in this table of his obligations and the presentation by each such individual of business opportunities.

Accordingly, if any of the above executive officers or directors becomes aware of a Business Combination opportunity which is suitable for any of the above entities to which he or she has current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such entity, and only present it to us if such entity rejects the opportunity.

We are not prohibited from pursuing an Initial Business Combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our Initial Business Combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, that such an Initial Business Combination is fair to our company from a financial point of view.

In the event that we submit our Initial Business Combination to our public stockholders for a vote, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote any founder shares or placement shares held by them and any public shares purchased during or after our IPO (including in open market and privately negotiated transactions) in favor of our Initial Business Combination.

All ongoing and future transactions between us and any of our sponsor or management team, or their respective affiliates, will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our uninterested “independent” directors or the members of our board of directors who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also will permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We will purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our shares of common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that, during the fiscal year ended December 31, 2021, our sponsor, directors, executive officer, and ten percent stockholders complied with all Section 16(a) filing requirements, except that the reports on Form 3 filed by our sponsor, directors and executive officer were inadvertently tardy and were filed on December 2, 2021 and the reports on Form 3 and Form 4 filed by our Sponsor and president were inadvertently tardy and were filed on March 4, 2022.

Item 11. Executive Compensation.

None of our officers has received any cash compensation for services rendered to us. Commencing on the effective date of the registration statement for our IPO, we have agreed to pay Genesis Unicorn Capital, LLC, our Sponsor, a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our Initial Business Combination or our liquidation, we will cease paying these monthly fees. No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers or directors or any affiliate of our sponsor, officers or directors, prior to, or in connection with any services rendered in order to effectuate, the consummation of our Initial Business Combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers or directors or our or their affiliates. Any such payments prior to an Initial Business Combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an Initial Business Combination.

After the completion of our Initial Business Combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed Initial Business Combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed Initial Business Combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our Initial Business Combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our Initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our Initial Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of April 11, 2022 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect beneficial ownership of the warrants included in the units offered in our IPO and private placement as these warrants are not exercisable within 60 days of the date of this Annual Report on Form 10-K. The percentage beneficial ownership of our common stock is based on 11,201,706 shares of common stock issued and outstanding as of March 31, 2022, consisting of 9,045,456 shares of Class A common stock and 2,156,250 shares of Class B common stock (assuming all of the shares of Class A common stock are separated from the units).

Name and Address of Beneficial Owner(1)	Number of Shares of Class A Common Stock Beneficially Owned	Number of Shares of Class B Common Stock Beneficially Owned (2)	Approximate Percentage of Outstanding Shares

Founders, Directors and Executive Officers

Genesis Unicorn Capital, LLC (3)	377,331	1,953,250	20.8%
Adeoye Olukotun	——	30,000	*
Samuel Lui(3)	377,331	1,953,250	20.8%
Niel Starksen	——	20,000	*
Juan Fernandez Pascual (4)	——	20,000	*
Grainne Coen	——	30,000	*
Ernest Fong	——	30,000	*
Chung Fan Cheng	——	25,000	*
Teck-Yong Heng	——	25,000	*
All directors and officers as a group (eight individuals)	377,331	2,133,250	22.4%

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Shares

5% or greater beneficial owners

Boothbay Fund Management, LLC(5)	620,000	6.9%
Beryl Capital Management, LLC(6)	620,000	6.9%

* Less than one percent.

(1)	Unless otherwise indicated, the business address of each of our officers, directors and Sponsor is 281 Witherspoon Street, Suite 120, Princeton, New Jersey 08540.
(2)	Interests shown consist solely of Founder Shares, classified as shares of Class B common stock. Founder Shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment, as described in the section of the Initial Public Offering prospectus entitled “Description of Securities”.
(3)	Genesis Unicorn Capital, LLC, our Sponsor, is the record holder of the securities reported herein. Samuel Lui, is the sole member and manager of our Sponsor. By virtue of this relationship, Samuel Lui, our president, chief financial officer and a director, may be deemed to share beneficial ownership of the securities held of record by our Sponsor.
(4)	Excludes an aggregate of 30,000 Founder Shares presently held by our Sponsor which our Sponsor has contractually agreed (in a separate agreement with Mr. Pascual) to transfer to Mr. Pascual at the time of our Business Combination.
(5)	Number of shares beneficially owned by the named stockholder is based on Schedule 13G filed by the named stockholder. The securities are held by one or more private funds (the “Funds”), which are managed by Boothbay Fund Management, LLC, a Delaware limited liability company (the “Adviser”). Ari Glass is the Managing Member of the Adviser. Certain subadvisors (“Subadvisors”) have been delegated the authority to act on behalf of the Funds, including exclusive authority to vote and/or direct the disposition of certain Shares held by the Fund, and such Shares may be reported in regulatory filings made by such Subadvisors. This report shall not be deemed an admission that the Adviser, the Funds or any other person is the beneficial owner of the securities reported herein for purposes of Section 13 of the Exchange Act, or for any other purpose. Each of the persons named herein disclaims beneficial ownership of the securities reported herein except to the extent of the reporting person’s pecuniary interest therein. The address of the listed stockholder is 140 East 45th Street, 14th Floor, New York, NY 10017.
(6)	Based on Schedule 13G filed by the named stockholder. Beryl Capital Management LLC, Beryl Capital Management LP, Beryl Capital Partners II LP and David A. Witkin (collectively, the “Filers”). Each Filer disclaims beneficial ownership of the Stock except to the extent of that person’s pecuniary interest therein. The address of the listed stockholder is 1611 S. Catalina Ave., Suite 309, Redondo Beach, CA 90277

After giving effect to the issuance of Founder Shares and the sale of the placement units, our initial stockholders (Sponsor, directors and advisors) will own approximately 22.62% of the outstanding common stock following our IPO. Because of this ownership block, our initial stockholders and the holders of placement shares will have significant influence over the outcome of all matters requiring approval by our stockholders, including the election of directors, amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions other than approval of our Initial Business Combination. The initial stockholders have agreed (A) to vote any shares owned by them in favor of any proposed Initial Business Combination and (B) not to redeem any shares in connection with a stockholder vote to approve a proposed Initial Business Combination.

Our Sponsor, executive officers and directors and advisors are deemed to be our “promoters” as such term is defined under the federal securities laws.

Item 13. Certain Relationships, and Related Transactions and Director Independence

On March 15, 2021, we issued an aggregate of 2,875,000 Founder Shares to our Sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.012 per share. On November 19, 2021, the Company cancelled 718,750 Founder Shares due to a downsize of the proposed Initial Public Offering, effective retroactively, resulting in an aggregate of 2,156,250 Founder Shares of Class B common stock issued and outstanding. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the issued and outstanding shares upon completion of our IPO (excluding the placement units and underlying securities and assuming the underwriters do not exercise the over-allotment option and purchase any units in the IPO).

On March 15, 2021, our Sponsor transferred 20,000 Founder Shares to each of our Chief Executive Officer and Chief Operating Officer, and 2,500 Founder Shares to each of our Chief Scientific Officer and Scientific Advisor. On October 27, our Sponsor transferred 17,500 Founder Shares to our Chief Scientific Officer, 10,000 Founder Shares to our Chief Executive Officer, 30,000 Founder Shares to each of our two independent directors, 25,000 Founder Shares to each of our other two independent directors, 5,500 Founder Shares to our Scientific Advisor, and 15,000 Founder Shares to our Strategic and Scientific Advisor. In addition, our Sponsor has separately agreed to transfer to our Chief Operating Officer an aggregate of 30,000 of its Founder Shares at the time of our Business Combination.

Our Sponsor purchased simultaneously at the time of the completion of the IPO an aggregate of 377,331 placement units at a price of $10.00 per unit for an aggregate purchase price of $3,773,310. There will be no redemption rights or liquidating distributions from the trust account with respect to the Founder Shares, placement shares or placement warrants. The placement warrants will expire worthless if we do not complete an Initial Business Combination within 12 months from the closing of the IPO (or up to 18 months from the closing of the IPO if extended pursuant to the terms as described elsewhere in this Report).

Commencing from February 14, 2022, the Company agreed to pay Genesis Unicorn Capital, LLC, our Sponsor, a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our Initial Business Combination or our liquidation, we will cease paying these monthly fees.

No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our Sponsor, officers or directors or any affiliate of our Sponsor, officers or directors prior to, or in connection with any services rendered in order to effectuate, the consummation of an Initial Business Combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

On February 23, 2021, the Sponsor issued an unsecured promissory note to the Company pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for payment of costs related to the Initial Public Offering. On February 4, 2022, the promissory note was amended and pursuant to that certain Amended and Restated Promissory Note dated as of February 4, 2022, the loan was due to be paid in full at the earlier of March 31, 2022 or the closing of the IPO. As of December 31, 2021, the Company had borrowed $174,147 under the promissory note with the Sponsor. Following the closing of the IPO on February 17, 2022, the Company repaid the Sponsor a total of $183,753 on February 25, 2022.

In addition, in order to finance transaction costs in connection with an intended Initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest bearing basis as may be required, beyond the Initial $300,000 to be loaned by our Sponsor. If we complete an Initial Business Combination, we would repay such loaned amounts. In the event that the Initial Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our Initial Business Combination. The units would be identical to the placement units. Other than as described above, the terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our Initial Business Combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our Initial Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

The holders of the Founder Shares, placement units, and units that may be issued upon conversion of working capital loans (and in each case holders of their component securities, as applicable) will have registration rights to require us to register a sale of any of our securities held by them pursuant to the Registration Rights Agreement, dated February 14, 2022 signed in connection with the closing of the IPO. These holders will be entitled to make up to three (3) demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by us.

We entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We also purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

The Founder Shares, and placement units, and securities contained therein, are each subject to transfer restrictions pursuant to lock-up provisions in a letter agreement entered into by our Sponsor, officers and directors. These lock-up provisions provide that such securities are not transferable or salable (i) in the case of the Founder Shares (or shares of common stock issuable upon conversion thereof), until the earlier to occur of: (A) one year after the completion of our Initial Business Combination and (B) subsequent to our Initial Business Combination, if the reported last sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our Initial Business Combination, and (ii) in the case of the placement units, including the component securities therein, until 30 days after the completion of our Initial Business Combination, except in each case (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members of our Sponsor, or any affiliates of our Sponsor, (b) in the case of an individual, by gift to a member of one of the members of the individual’s immediate family or to a trust, the beneficiary of which is a member of one of the individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of any of our officers, our directors, the initial stockholders or members of our Sponsor; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of an Initial Business Combination at prices no greater than the price at which the securities were originally purchased; (f) in the event of our liquidation prior to the completion of our Initial Business Combination; (g) by virtue of the laws of Delaware or our Sponsor’s limited liability company agreement upon dissolution of our Sponsor; or (h) in the event of our liquidation, merger, capital stock exchange, reorganization or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our completion of our Initial Business Combination; provided, however, that in the case of clauses (a) through (e) or (g) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreements and by the same agreements entered into by our sponsor with respect to such securities (including provisions relating to voting, the trust account and liquidating distributions described elsewhere in this report or our IPO prospectus).

The holders of the Founder Shares, placement units (including securities contained therein) and units (including securities contained therein) that may be issued upon conversion of working capital loans, and any shares of Class A common stock issuable upon the exercise of the placement warrants and any shares of Class A common stock, warrants (and underlying Class A common stock) that may be issued upon conversion of the units issued as part of the working capital loans and Class A common stock issuable upon conversion of the founder shares, will be entitled to registration rights pursuant to a registration rights agreement that we entered into in connection with our IPO, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A common stock). The holders of the majority of these securities are entitled to make up to three (3) demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our Initial Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering our securities. We will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Policy

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee, pursuant to a written charter that we have adopted, will be responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an Initial Business Combination with an entity that is affiliated with any of our Sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our Initial Business Combination is fair to our Company from a financial point of view. Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our Sponsor, officers or directors or any affiliate of our Sponsor, officers or directors prior to, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our Initial Business Combination (regardless of the type of transaction that it is). However, the following payments will be made to our Sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of our IPO held in the trust account prior to the completion of our Initial Business Combination:

●	Repayment of up to an aggregate of $300,000 in loans made to us by our Sponsor to cover offering-related and organizational expenses, which was repaid shortly after the consummation of the IPO;

●	Payment to Genesis Unicorn Capital, LLC, our Sponsor, of $10,000 per month, for up to 18 months, for office space, utilities and secretarial and administrative support;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an Initial Business Combination; and

●	Repayment of non-interest bearing loans which may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended Initial Business Combination, the terms of which (other than as described above) have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans (including any loans or amounts due our Sponsor in connection with the $10,000 monthly administrative fee) may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our Initial Business Combination. The units would be identical to the placement units.

Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates.

Item 14. Principal Accounting Fees and Services.

The firm of MaloneBailey, LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to MaloneBailey for services rendered.

Audit Fees. For the period from February 23, 2021 (inception) through December 31, 2021, fees for our independent registered public accounting firm were approximately $85,000, for the services MaloneBailey performed in connection with our Initial Public Offering and the audit of our December 31, 2021 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. For the period from February 23, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the period from February 23, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. For the period from February 23, 2021 (inception) through December 31, 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(b)	Financial Statement Schedules:

None.

(c)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

EXHIBIT INDEX

Exhibit No.	Description
1.1*	Underwriting Agreement, dated February 14, 2022, by and among the Company and EF Hutton, division of Benchmark Investments LLC as representative of the underwriters
3.1*	Amended and Restated Certificate of Incorporation
3.2 §	By-laws
4.1 §	Specimen Unit Certificate
4.2 §	Specimen Common Stock Certificate
4.3 §	Specimen Warrant Certificate
4.4*	Warrant Agreement, dated February 14, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.
4.5†	Description of Securities
10.1*	Letter Agreement, dated February 14, 2022, by and among the Company, its officers and independent directors and the Sponsor.
10.2*	Investment Management Trust Agreement, dated February 14, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.3*	Registration Rights Agreement, dated February 14, 2022, by and among the Company, the Sponsor and the other holders party thereto.
10.4*	Private Placement Unit Subscription Agreement, dated February 14,2022, by and between the Company and the Sponsor.
10.5*	Representative Share Purchase Agreement Letter Agreement, dated as of February 14 2022, between the Company and the Sponsor.
10.6*	Indemnity Agreement, dated as of February 14, 2022, between the Company, its officers and directors
10.7*	Administrative Support Agreement, dated as of February 4, 2022 by and between the Company and the Sponsor
14 §	Code of Ethics.
24	Power of Attorney (included on signature page of this report)
31.1†	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†‡	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†‡	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Filed herewith.
*	Previously filed with that certain Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2022, and incorporated herein by reference.
§	Previously filed with the Securities and Exchange Commission as an exhibit to our Registration Statement on Form S-1/A as filed on November 10, 2021 and declared effective on February 14, 2022 and incorporated herein by reference.
‡	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESIS UNICORN CAPITAL CORP.

By:	/s/ Adeoye Olukotun
Adeoye Olukotun Chief Executive Officer (Principal Executive Officer)

By:	/s/ Samuel Lui
Samuel Lui
President, Chief Financial Officer and Director
(Principal Accounting Officer)

Dated: April 14, 2022

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Adeoye Olukotun and Samuel Lui and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title and Capacity	Date

/s/ Samuel Lui	President, Chief Financial Officer and Director	April 14, 2022
Samuel Lui	(Principal Accounting Officer)

/s/ Adeoye Olukotun	Chief Executive Officer
Adeoye Olukotun	(Principal Executive Officer)	April 14, 2022

/s/Grainne Coen	Director	April 14, 2022
Grainne Coen

/s/Ernest Fong	Director	April 14, 2022
Ernest Fong

/s/ Chung Fan Cheng	Director	April 14, 2022
Chung Fan Cheng

/s/Teck-Yong Heng	Director	April 14, 2022
Teck-Yong Heng

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Genesis Unicorn Capital Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Genesis Unicorn Capital Corp. (the “Company”) as of December 31, 2021, and the related statements of operations, stockholders’ equity, and cash flows for the period from February 23, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from February 23, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2021.

Houston, Texas

April 14, 2022

GENESIS UNICORN CAPITAL CORP.
BALANCE SHEET

December 31, 2021

ASSETS
Current Assets
Cash	$9,650
Deferred offering costs	172,719
Total Assets	$182,369

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Promissory note – related party	$174,147
Total Liabilities	174,147

Commitments and Contingencies	—

Stockholders’ Equity
Preferred shares, $0.0001 par value; 1,250,000 shares authorized; none issued and outstanding	—
Class A common shares, $0.0001 par value; 125,000,000 shares authorized; none issued and outstanding	—
Class B common shares, par value $0.0001; 12,500,000 shares authorized; 2,156,250 issued and outstanding (1)	216

Additional paid-in capital	24,784
Accumulated deficit	(16,778)
Total Stockholders’ Equity	8,222
Total Liabilities and Stockholders’ Equity	$182,369

(1)	Includes an aggregate of 281,250 shares of Class B common stock subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.

The accompanying notes are an integral part of these financial statements.

GENESIS UNICORN CAPITAL CORP.
STATEMENT OF OPERATIONS

For the Period from February 23, 2021 (inception) through December 31, 2021

Operating costs	$(16,778)
Net Loss	$(16,778)

Weighted average shares outstanding, basic and diluted (1)	1,875,000
Basic and diluted net loss per share	$(0.01)

(1)	Excludes an aggregate of 281,250 shares of Class B common stock subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.

The accompanying notes are an integral part of these financial statements.

GENESIS UNICORN CAPITAL CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM FEBRUARY 23, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – February 23, 2021 (inception)	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor (1)	2,156,250	216	24,784	—	25,000

Net loss	—	—	—	(16,778)	(16,778)
Balance – December 31, 2021	2,156,250	$216	$24,784	$(16,778)	$8,222

(1)	Includes an aggregate of 281,250 shares of Class B common stock subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.

The accompanying notes are an integral part of these financial statements.

GENESIS UNICORN CAPITAL CORP.
STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 23, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash flows from Operating Activities:
Net Loss	$(16,778)
Changes in operating assets and liabilities:
Expenses paid by related party	—
Net cash used in operating activities	(16,778)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from promissory note	1,428
Net cash provided by financing activities	26,428

Net Change in Cash	9,650
Cash – Beginning of period	—
Cash – Ending of period	$9,650

Supplemental Disclosures of Noncash Financing Activities
Deferred offering costs included in promissory note	$172,719

The accompanying notes are an integral part of these financial statements.

GENESIS UNICORN CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS

Genesis Unicorn Capital Corp. (the “Company”) is a blank check company incorporated in the State of Delaware on February 23, 2021. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar Business Combination with one or more businesses or entities (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses in the biotechnology and pharmaceutical industries.

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from February 23, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The Company’s Sponsor is Genesis Unicorn Capital, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s initial public offering was declared effective on February 14, 2022 (the “Initial Public Offering” or the “IPO”). On February 17, 2022, the Company consummated its Initial Public Offering of 7,500,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $75,000,000, and incurring offering costs of $4,374,315, of which $1,078,125 was for underwriting commissions, $2,803,125 was for deferred underwriting commissions (see Note 5) and $493,065 was for other offering costs. The Company granted the underwriter a 45-day option to purchase up to an additional 1,125,000 Units at the Initial Public Offering price to cover over-allotments, if any. The over-allotment option was promptly exercised in full by the underwriters. As a result, the total gross proceeds from the IPO and the exercise of the over-allotment option is $86,250,000 in aggregate. Such proceeds were placed into the Trust Account (defined below).

Simultaneously with the consummation of the closing of the Initial Public Offering, the Company consummated the private placement of an aggregate of 377,331 units (the “Private Placement Units”) to Genesis Unicorn Capital, LLC, the Sponsor of the Company (the “Sponsor”), at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $3,773,310 (the “Private Placement”) (see Note 4).

Following the closing of the Initial Public Offering and Private Placement on February 17, 2022, an amount of $87,543,750 ($10.15 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Placement Units was placed in a trust account (the “Trust Account”), located in the United States and held as cash items or invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraph (d) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the assets held in the Trust Account, as described below.

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek stockholder approval of a Business Combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination.

If the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 15% or more of the Public Shares without the Company’s prior written consent.

The stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.15 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

If a stockholder vote is not required and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, offer such redemption pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

The Sponsor has agreed (a) to vote its Class B common stock, the common stock included in the Placement Units (the “Placement Shares”) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Class B common stock) and Placement Units (including underlying securities) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek stockholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Certificate of Incorporation relating to stockholders’ rights of pre-Business Combination activity and (d) that the Class B common stock and Placement Units (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

The Company will have until 12 months (or up to 18 months if the Company extends the period of time to consummate a Business Combination) from the closing of the Initial Public Offering to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five (5) business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $100,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.00 per share (whether or not the underwriters’ over-allotment option is exercised in full), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

Going Concern and Management’s Plan

As of December 31, 2021, the Company had $9,650 of cash in its operating bank account.

The Company expects to incur significant costs in pursuit of its acquisition plans and will not generate any operating revenues until after the completion of its Initial Business Combination. In addition, the Company expects to have negative cash flows from operations as it pursues an Initial Business Combination target. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern” the Company does not currently have adequate liquidity to sustain operations, which consist solely of pursuing a Business Combination.

The Company may raise additional capital through loans or additional investments from the Sponsor or its shareholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may, but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or February 17, 2023 the deadline to complete a Business Combination pursuant to the Company’s Amended and Restated Certificate of Incorporation (unless extended for up to six months in accordance with the terms of the Amended and Restated Certificate of Incorporation (the “Combination Period”) or otherwise amended by the Company’s shareholders).

While the Company expects to have sufficient access to additional sources of capital if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to raise additional capital (to the extent ultimately necessary) or to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As is customary for a special purpose acquisition company, if the Company is not able to consummate a Business Combination during the Combination Period, it will cease all operations and redeem the Public Shares. Management plans to continue its efforts to consummate a Business Combination during the Combination Period.

As described in greater detail in Note 3, 4 and Note 8, subsequent to December 31, 2021, the Company completed its Initial Public Offering of 8,625,000 units (“Units”), including the issuance of 1,125,000 Units as a result of the underwriter’s full exercise of its over-allotment option. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $86,250,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement and sold an aggregate of 377,331 Private Placement Units to the Sponsor at an offering price of $10.00 per Private Placement Unit, generating gross proceeds of $3,773,310.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2021.

Deferred offering costs

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Proposed Offering and that are charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2021 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the period from February 23, 2021 (inception) to December 31, 2021.

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 281,250 shares of Class B Common Stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 6). At December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Offering, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3. INITIAL PUBLIC OFFERING

On February 17, 2022, the Company consummated its Initial Public Offering of 7,500,000 Units, at $10.00 per Unit, generating gross proceeds of $75,000,000. On February 17, 2022, the underwriters exercised the over-allotment option in full and purchased 1,125,000 additional Units, generating proceeds of $11,250,000.

Each Unit consists of one share of Class A common stock, and one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 6).

As of February 17, 2022, the Company incurred offering costs of approximately $4,374,315, of which $1,078,125 was for underwriting commissions, $2,803,125 was for deferred underwriting commissions and $493,065 was for other offering costs.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor has purchased an aggregate of 377,331 Placement Units at a price of $10.00 per Placement Unit, ($3,773,310 in the aggregate). The Sponsor transferred $3,773,310 to the Trust Account as of February 17, 2022.

The Placement Units are identical to the Units sold in the Initial Public Offering, except for the placement warrants (“Placement Warrants”), as described in Note 7. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Placement Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On March 15, 2021, the Sponsor purchased 2,875,00 shares of Class B common stock (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.012 per share On March 15, 2021, our Sponsor transferred 20,000 founder shares each to our Chief Executive Officer and Chief Operating Officer, as well as 2,500 founder shares to each of our Chief Scientific Officer and scientific advisor. On October 27, 2021, our Sponsor transferred 10,000 founder shares to our Chief Executive Officer, 17,500 founder shares to our Chief Scientific Officer, 30,000 founder shares to each of our two independent directors, 25,000 founder shares to each of our two independent directors, 15,000 founder shares to our strategic and scientific advisor and 5,500 founder shares to our scientific advisor. In addition, our Sponsor has separately agreed to transfer to our Chief Operating Officer an aggregate of 30,000 of its founder shares at the time of our Business Combination. On November 19, 2021, the Company canceled 718,750 founder shares due to a downsize of the offering. All shares and associated amounts have been retroactively restated to reflect the surrender of these shares (see Note 8). As of December 31, 2021, the Sponsor owned 2,156,250 shares of Class B common stock. The Founder Shares were subject to a risk of forfeiture of up to 281,250 shares if the underwriters did not exercise their over-allotment option in full. However, as the underwriters’ over-allotment option was exercised in full at the closing of the IPO in February 2022, 281,250 of such shares held by the Sponsor will not be subject to forfeiture.

The initial stockholder has agreed not to transfer, assign or sell any of the Class B common stock (except to certain permitted transferees) until, with respect to 50% of the Class B common stock, the earlier of (i) six months after the date of the consummation of a Business Combination, or (ii) the date on which the closing price of the Company’s common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a Business Combination, with respect to the remaining 50% of the Class B common stock, upon six months after the date of the consummation of a Business Combination, or earlier, in each case, if, subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their common stock for cash, securities or other property.

Promissory Note – Related Party

On February 23, 2021, the Sponsor issued an unsecured promissory note (the “Promissory Note”) to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Initial Public Offering. The Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2022 or (ii) the consummation of the Initial Public Offering, pursuant to that Amendment to Promissory Note dated February 4, 2022. As of December 31, 2021, the Company had borrowed $174,147 under the Promissory Note with the Sponsor. Following the IPO of the Company on February 17, 2022, a total of $183,753 under the promissory note was repaid on February 25, 2022.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

If the Company anticipates that it may not be able to consummate the Initial Business Combination within 12 months, the Company may, by resolution of the board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to two (2) times, each by an additional three months (for a total of up to 18 months to complete a Business Combination), subject to the Sponsor depositing additional funds into the trust account as set out below. Pursuant to the terms of the Amended and Restated Certificate of Incorporation and the trust agreement to be entered into between the Company and Continental Stock Transfer & Trust Company, in order for the time available for the Company to consummate the Initial Business Combination to be extended, the Sponsor or its affiliates or designees, upon five (5) business days advance notice prior to the applicable deadline, must deposit into the Trust Account $1,725,000 with the underwriters’ over-allotment option exercised in full ($0.20 per unit), on or prior to the date of the applicable deadline, for each of the available three month extensions, providing a total possible Business Combination period of 18 months at a total payment value of $3,450,000 with the underwriters’ over-allotment option exercised in full ($0.40 per unit) (the “Extension Loans”). Any such payments would be made in the form of non-interest bearing loans. If the Company completes its Initial Business Combination, the Company will, at the option of the Sponsor, repay the Extension Loans out of the proceeds of the Trust Account released to the Company or convert a portion or all of the total loan amount into units at a price of $10.00 per unit, which units will be identical to the Placement Units. If the Company does not complete a Business Combination, the Company will repay such loans only from funds held outside of the Trust Account. Furthermore, the letter agreement with the Initial Stockholders contains a provision pursuant to which the Sponsor will agree to waive its right to be repaid for such loans to the extent there is insufficient funds held outside of the Trust Account in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the Initial Business Combination. The Public Stockholders will not be afforded an opportunity to vote on the extension of time to consummate an Initial Business Combination from 12 months to 18 months described above or redeem their shares in connection with such extensions.

Administrative Services Agreement

The Sponsor has agreed, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor $10,000 per month for these services.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Underwriting Agreement

The underwriters purchased the 1,125,000 of additional Units to cover over-allotments, less the underwriting discounts and commissions.

The underwriters were entitled to a cash underwriting discount of: (i) one point twenty-five percent (1.25%) of the gross proceeds of the Initial Public Offering, or $1,078,125; and (ii) zero point five percent (0.50%) of the total number of Class A common stock issued in the Initial Public Offering to be paid in shares of Class A common stock of the Company, or 43,125 shares of Class A common stock. In addition, the underwriters are entitled to a deferred fee of three point twenty-five percent (3.25%) of the gross proceeds of the Initial Public Offering, or $2,803,125 upon closing of the Business Combination. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

NOTE 7. STOCKHOLDERS’ EQUITY

Class A Common Stock — The Company is authorized to issue 125,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At December 31, 2021, there were none shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 12,500,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. On November 19, 2021, the Company canceled 718,750 founder shares due to a downsize of the Initial Public Offering, resulting in an aggregate of 2,156,250 founder shares of Class B common stock issued and outstanding. On March 15, 2021, our Sponsor transferred 20,000 founder shares each to our Chief Executive Officer and Chief Operating Officer, as well as 2,500 founder shares to each of our Chief Scientific Officer and Scientific Advisor. On October 27, 2021, our Sponsor transferred 10,000 founder shares to our Chief Executive Officer, 17,500 founder shares to our Chief Scientific Officer, 30,000 founder shares to each of our two independent directors, 25,000 founder shares to each of our two independent directors, 15,000 founder shares to our strategic and scientific advisor and 5,500 founder shares to our scientific advisor. In addition, our Sponsor has separately agreed to transfer to our Chief Operating Officer an aggregate of 30,000 of its founder shares at the time of our Business Combination. All shares and associated amounts have been retroactively restated to reflect the surrender of these shares. At December 31, 2021, there were 2,156,250 shares of Class B common stock issued and outstanding, so that the Initial Stockholders will own 20% of the issued and outstanding shares after the Initial Public Offering (assuming the Initial Stockholders do not purchase any Public Shares in the Initial Public Offering and excluding the Founder Shares).

Preferred Shares — The Company is authorized to issue 1,250,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2021, there were no preferred shares issued or outstanding.

Warrants — As of December 31, 2021, there were no Public Warrants or Placement Warrants outstanding. The Public Warrants and the Private Warrants were issued in connection with Initial Public Offering. Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the common stock issuable upon exercise of the Public Warrants and a current prospectus relating to such common stock. Notwithstanding the foregoing, if a registration statement covering the common stock issuable upon the exercise of the Public Warrants is not effective within 90 days from the consummation of a Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

The Company may call the warrants for redemption, in whole and not in part, at a price of $0.01 per warrant:

●	at any time while the Public Warrants are exercisable,

●	upon not less than 30 days’ prior written notice of redemption to each Public Warrant holder,

●	if, and only if, the reported last sale price of the common stock equals or exceeds $18 per share, for any 20 trading days within a 30-day trading period ending on the third trading day prior to the notice of redemption to Public Warrant holders, and

●	if, and only if, there is a current registration statement in effect with respect to the common stock underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

The Placement Warrants are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Placement Warrants and the common stock issuable upon the exercise of the Placement Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

NOTE 8. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred through the date the audited financial statements were available to issue.

On February 17, 2022, Genesis Unicorn Capital Corp. (the “Company”) completed its Initial Public Offering (the “Offering”) of 8,625,000 units (“Units”), including the issuance of 1,125,000 Units as a result of the underwriter’s full exercise of its over-allotment option. Each Unit consists of one share of Class A common stock, par value $0.0001 per share, of the Company (“Class A Common Stock”), and one redeemable warrant (“Warrant”), each Warrant entitling the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share, subject to adjustment, pursuant to the Company’s registration statement on Form S-1. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $86,250,000.

Simultaneously with the consummation of the Offering, the Company completed a private placement of an aggregate of 377,331 units (the “Placement Units”) at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $3,773,310 (the “Private Placement”). The Placement Units are identical to the Units sold in the Offering. The holders have agreed not to transfer, assign or sell any of the Placement Units or underlying securities (except in limited circumstances, as described in the final prospectus used in our Initial Public Offering) until 30 days after completion of the Company’s Initial Business Combination. The holders were also granted certain demand and piggyback registration rights in connection with the purchase of the Placement Units. The Placement Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

A total of $87,543,750 of the net proceeds from the Offering and the Private Placement was deposited in a trust account established for the benefit of the Company’s public stockholders.

Following the IPO of the Company on February 17, 2022, a total of $183,753 under the promissory note was repaid on February 25, 2022.

