Form 10-Q
period 2022-03-31
Genesis Unicorn Capital Corp.
filed 2022-05-11
CIK 1853112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-41287

GENESIS UNICORN CAPITAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	85-4283150
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

281 Witherspoon Street, Suite 120

Princeton, New Jersey 08540

(Address of principal executive offices and zip code)

(609) 466-0792

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 9, 2022, there were 9,045,456 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 2,156,250 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

GENESIS UNICORN CAPITAL CORP.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS (UNAUDITED)
	Balance Sheets as of March 31, 2022 and December 31, 2021	1
	Statements of Operations for the three months ended March 31, 2022 and for the period from February 23, 2021 (inception) through March 31, 2021	2
	Statements of Changes in Stockholders’ Equity (Deficit) for the three months ended March 31, 2022 and for the period from February 23, 2021 (inception) through March 31, 2021	3
	Statements of Cash Flows for the three months ended March 31, 2022 and for the period from February 23, 2021 (inception) through March 31, 2021	4
	Notes to Unaudited Financial Statements	5
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	20
Item 4.	CONTROLS AND PROCEDURES	20
PART II - OTHER INFORMATION
Item 1.	LEGAL PROCEEDINGS	21
Item 1A.	RISK FACTORS	21
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	21
Item 3.	DEFAULTS UPON SENIOR SECURITIES	22
Item 4.	MINE SAFETY DISCLOSURES	22
Item 5.	OTHER INFORMATION	23
Item 6.	EXHIBITS	23
SIGNATURES		24

PART 1 - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

GENESIS UNICORN CAPITAL CORP.

BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$457,907	$9,650
Prepaid expenses - current	203,518	—
Deferred offering costs	—	172,719
Total current assets	661,425	182,369
Prepaid expenses - noncurrent	131,507	—
Investments held in Trust Account	87,582,784	—
Total Assets	$88,375,716	$182,369

Liabilities and Stockholders’ Equity (Deficit):
Current liabilities:
Accrued expenses	$11,233	$—
Accrued expenses - related party	15,000	—
Franchise tax payable	50,000	—
Promissory note - related party	—	174,147
Total current liabilities	76,233	174,147
Deferred underwriting fee payable	2,803,125	—
Total Liabilities	2,879,358	174,147

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption; 8,625,000 and no shares at redemption value of $10.15 per share at March 31, 2022 and December 31, 2021, respectively	87,543,750	—

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,250,000 shares authorized; none issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 125,000,000 shares authorized; 420,456 and no shares issued and outstanding, excluding 8,625,000 and no shares subject to redemption at March 31, 2022 and December 31, 2021, respectively	42	—
Class B common stock, par value $0.0001; 12,500,000 shares authorized; 2,156,250 issued and outstanding at March 31, 2022 and December 31, 2021	216	216
Additional paid-in capital	—	24,784
Accumulated deficit	(2,047,650)	(16,778)
Total Stockholders’ Equity (Deficit):	(2,047,392)	8,222
Total Liabilities and Stockholders’ Equity (Deficit):	$88,375,716	$182,369

The accompanying notes are an integral part of the unaudited financial statements.

GENESIS UNICORN CAPITAL CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2022	For the Period from February 23, 2021 (Inception) Through March 31, 2021
Operating costs	$145,739	$16,678
Franchise tax expense	54,153	—
Loss from operations	(199,892)	(16,678)
Gain on investments held in Trust Account	39,034	—
Net loss	$(160,858)	$(16,678)

Basic and diluted weighted average shares outstanding, Class A common stock	4,025,000	—
Basic and diluted net loss per share, Class A common stock	$(0.03)	$—
Basic and diluted weighted average shares outstanding, Class B common stock	2,006,250	1,875,000
Basic and diluted net loss per share, Class B common stock	$(0.03)	$(0.01)

The accompanying notes are an integral part of the unaudited financial statements.

GENESIS UNICORN CAPITAL CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2022

	Class A common stock		Class B common stock		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2021	—	$—	2,156,250	$216	$24,784	$(16,778)	$8,222
Sale of Units in Initial Public Offering, net of offering costs	8,625,000	863	—	—	84,677,946	—	84,678,809
Class A Common Stock subject to possible redemption	(8,625,000)	(863)	—	—	(87,542,887)	—	(87,543,750)
Sale of Private Placement Units	377,331	38	—	—	3,773,272	—	3,773,310
Representative shares	43,125	4	—	—	(4)	—	—
Deferred underwriting commission	—	—	—	—	(2,803,125)	—	(2,803,125)
Re-classification	—	—	—	—	1,870,014	(1,870,014)	—
Net loss	—	—	—	—	—	(160,858)	(160,858)
Balance - March 31, 2022 (unaudited)	420,456	$42	2,156,250	$216	$—	$(2,047,650)	$(2,047,392)

FOR THE PERIOD FROM FEBRUARY 23, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Class A common stock		Class B common stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - February 23, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor(1)	—	—	2,156,250	216	24,784	—	25,000
Net loss	—	—	—	—	—	(16,678)	(16,678)
Balance - March 31, 2021	—	$—	2,156,250	$216	$24,784	$(16,678)	$8,322

(1)	On November 19, 2021, the Company cancelled 718,750 shares of Class B common stock, resulting in an aggregate of 2,156,250 Founder Shares of Class B common stock issued and outstanding, of which 281,250 shares were subject to forfeiture. All shares and associated amounts have been retroactively restated to reflect the surrender of these shares.

The accompanying notes are an integral part of the unaudited financial statements.

GENESIS UNICORN CAPITAL CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2022	For the Period from February 23, 2021 (Inception) Through March 31, 2021
Cash Flows from Operating Activities:
Net loss	$(160,858)	$(16,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest and dividend income on investments held in Trust Account	(39,034)	—
Changes in operating assets and liabilities:
Prepaid expenses	(335,025)	—
Accrued expenses	11,233	6,603
Accrued expenses - related party	15,000	—
Franchise tax payable	50,000	—
Net cash used in operating activities	(458,684)	(10,075)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(87,543,750)	—
Net cash used in investing activities	(87,543,750)	—

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	9,606	—
Repayment of promissory note - related party	(183,753)	—
Proceeds from initial public offering, net of underwriting discount and offering costs paid	84,851,528	—
Proceeds from sale of private placement units	3,773,310	—
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Net cash provided by financing activities	88,450,691	25,000

Net Change in Cash	448,257	14,925
Cash - Beginning of period	9,650	—
Cash - End of period	$457,907	$14,925

Supplemental disclosures of non-cash investing and financing activities:
Deferred underwriting fee payable	$2,803,125	$—
Initial Classification of Class A common stock subject to redemption	$87,543,750	$—

The accompanying notes are an integral part of the unaudited financial statements.

GENESIS UNICORN CAPITAL CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2022

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from February 23, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The Company’s sponsor is Genesis Unicorn Capital, LLC (the “Sponsor”), a Delaware limited liability company. The registration statement for the Company’s Initial Public Offering was declared effective on February 14, 2022. On February 17, 2022, the Company consummated its Initial Public Offering of 8,625,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including 1,125,000 Units that were issued pursuant to the underwriters exercise of their over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $86,250,000. The Company incurred offering costs of $4,374,315, of which $1,078,125 was for underwriting commissions, $2,803,125 was for deferred underwriting commissions (see Note 5) and $493,065 was for other offering costs.

Simultaneously with the consummation of the closing of the Initial Public Offering, the Company consummated the private placement of an aggregate of 377,331 units (the “Private Placement Units”) the Sponsor, at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $3,773,310 (the “Private Placement”) (see Note 4).

Following the closing of the Initial Public Offering and Private Placement on February 17, 2022, an amount of $87,543,750 ($10.15 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”), located in the United States and held as cash items or invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraph (d) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the assets held in the Trust Account, as described below.

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek stockholder approval of a Business Combination at a meeting called for such purpose at which public stockholders may seek to redeem their Public Shares, regardless of whether they vote for or against a Business Combination. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination.

GENESIS UNICORN CAPITAL CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2022

If the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”) provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 15% or more of the Public Shares without the Company’s prior written consent.

The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.15 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”).

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

The Sponsor has agreed (a) to vote its Class B common stock, the common stock included in the Private Placement Units (the “Private Placement Shares”) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Class B common stock) and Private Placement Units (including underlying securities) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek stockholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Certificate of Incorporation relating to stockholders’ rights of pre-Business Combination activity and (d) that the Class B common stock and Private Placement Units (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

GENESIS UNICORN CAPITAL CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2022

The Company will have until 12 months (or up to 18 months if the Company extends the period of time to consummate a Business Combination) from the closing of the Initial Public Offering to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $100,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriters have agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.00 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the company’s independent registered accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern and Management’s Plan

The Company expects to incur significant costs in pursuit of its acquisition plans and will not generate any operating revenues until after the completion of its initial business combination. In addition, the Company expects to have negative cash flows from operations as it pursues an initial business combination target. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company does not currently have adequate liquidity to sustain operations, which consist solely of pursuing a Business Combination.

The Company may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may, but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or the deadline to complete a Business Combination pursuant to the Company’s Amended and Restated Certificate of Incorporation (unless otherwise amended by stockholders).

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

GENESIS UNICORN CAPITAL CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2022

As is customary for a special purpose acquisition company, if the Company is not able to consummate a Business Combination during the Combination Period, it will cease all operations and redeem the Public Shares. Management plans to continue its efforts to consummate a Business Combination during the Combination Period.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 14, 2022. The interim results for the periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

GENESIS UNICORN CAPITAL CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021. The Company had operating cash (i.e. cash held outside the Trust Account) of $457,907 and $9,650 as of March 31, 2022 and December 31, 2021, respectively.

Investments Held in Trust Account

As of March 31, 2022 and December 31, 2021, the assets held in the Trust Account were comprised of U.S. government securities, within the meaning set forth in Section 2(a) (16) of the Investment Company Act, with maturities of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are reported in the statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. The Company had $87,582,784 and $0 in investments held in the Trust Account as of March 31, 2022 and December 31, 2021, respectively.

Class A Common Stock Subject to Possible Redemption

As discussed in Note 3, all of the 8,625,000 Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Amended and Restated Certificate of Incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. Accordingly, as of March 31, 2022, 8,625,000 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ (deficit) equity section of the Company’s balance sheet.

Under ASC 480, the Company has elected to recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value ($10.15 per share) at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.

GENESIS UNICORN CAPITAL CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2022

Offering Costs associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A common stock were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, Income Taxes (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Loss Per Share of Common Stock

Net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Remeasurement associated with the redeemable shares of Class A common stock is excluded from net loss per share as the redemption value approximates fair value. Therefore, the earnings per share calculation allocates income and losses shared pro rata between Class A and Class B common stock. As a result, the calculated net loss per share is the same for Class A and Class B common stock. The Company has not considered the effect of the Public Warrants (as defined in Note 3) and Private Placement Warrants (as defined in Note 4) to purchase an aggregate of 9,002,331 shares in the calculation of diluted net loss per share, since the exercise of the warrants are contingent upon the occurrence of future events.

GENESIS UNICORN CAPITAL CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2022

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2022		For the Period from February 23, 2021 (Inception) Through March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Net loss	$(107,350)	$(53,508)	—	(16,678)
Denominator:
Basic and diluted weighted average shares outstanding	4,025,000	2,006,250	—	1,875,000
Basic and diluted net loss per share	$(0.03)	$(0.03)	$—	$(0.01)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The Company applies ASC Topic 820, Fair Value Measurement (“ASC 820”), which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

The carrying amounts reflected in the balance sheet for current assets and current liabilities approximate fair value due to their short-term nature.

Level 1 — Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 — Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

See Note 8 for additional information on assets and liabilities measured at fair value.

GENESIS UNICORN CAPITAL CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2022

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

The registration statement for the Company’s Initial Public Offering was declared effective on February 14, 2022. On February 17, 2022, the Company consummated the Initial Public Offering of 8,625,000 Units, including 1,125,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option in full, generating gross proceeds of $86,250,000. Each Unit consists of one share of Class A common stock, and one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 377,331 Private Placement Units at a price of $10.00 per Private Placement Unit in the Private Placement to the Sponsor, generating gross proceeds of $3,773,310, which was transferred to the Trust Account by the Sponsor. The Private Placement Units are identical to the Units sold in the Initial Public Offering, except for the warrants included in the Private Placement Units (the “Private Placement Warrants”), as described in Note 7. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On March 15, 2021, the Sponsor purchased 2,875,00 shares of Class B common stock (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.012 per share. On March 15, 2021, the Sponsor transferred 20,000 Founder Shares each to the Company’s Chief Executive Officer and Chief Operating Officer, as well as 2,500 Founder Shares to each of the Company’s Chief Scientific Officer and scientific advisor. On October 27, 2021, the Sponsor transferred 10,000 Founder Shares to the Company’s Chief Executive Officer, 17,500 Founder Shares to the Company’s Chief Scientific Officer, 30,000 Founder Shares to each of the Company’s two independent directors, 25,000 Founder Shares to each of the Company’s two independent directors, 15,000 Founder Shares to the Company’s strategic and scientific advisor and 5,500 Founder Shares to the Company’s scientific advisor. In addition, the Sponsor has separately agreed to transfer to the Company’s Chief Operating Officer an aggregate of 30,000 of its Founder Shares at the time of a Business Combination. On November 19, 2021, the Company canceled 718,750 Founder Shares due to a downsize of the offering. All shares and associated amounts have been retroactively restated to reflect the surrender of these shares (see Note 8). As of March 31, 2022 and December 31, 2021, the Sponsor owned 2,156,250 shares of Class B common stock. The Founder Shares were subject to a risk of forfeiture of up to 281,250 shares if the underwriters did not exercise their over-allotment option in full. However, as the underwriters’ over-allotment option was exercised in full at the closing of the IPO in February 2022, 281,250 of such shares held by the Sponsor will not be subject to forfeiture.

GENESIS UNICORN CAPITAL CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Promissory Note - Related Party

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

Administrative Support Agreement

The Company entered into an agreement with the Sponsor, commencing on the effective date of the Initial Public Offering, pursuant to which the Sponsor has agreed to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor $10,000 per month for these services. Upon the completion of an initial Business Combination, the Company will cease paying these monthly fees. For the three months ended March 31, 2022, the company incurred $15,000 of administrative support expenses. During the period from February 23, 2021 (inception) through March 31, 2021 there were no expenses incurred related to the agreement. As of March 31, 2022 and December 31, 2021, $15,000 and $0 related to this agreement were recorded in accrued expenses - related party in the accompanying balance sheet.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Private Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. No Working Capital Loans were outstanding as of March 31, 2022 and December 31, 2021.

GENESIS UNICORN CAPITAL CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2022

If the Company anticipates that it may not be able to consummate the Initial Business Combination within 12 months, the Company may, by resolution of the board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to two (2) times, each by an additional three months (for a total of up to 18 months to complete a Business Combination), subject to the Sponsor depositing additional funds into the Trust Account as set out below. Pursuant to the terms of the Amended and Restated Certificate of Incorporation and the trust agreement to be entered into between the Company and Continental Stock Transfer & Trust Company, in order for the time available for the Company to consummate the Initial Business Combination to be extended, the Sponsor or its affiliates or designees, upon five (5) business days advance notice prior to the applicable deadline, must deposit into the Trust Account $1,725,000 with the underwriters’ over-allotment option exercised in full ($0.20 per unit), on or prior to the date of the applicable deadline, for each of the available three month extensions, providing a total possible Business Combination period of 18 months at a total payment value of $3,450,000 with the underwriters’ over-allotment option exercised in full ($0.40 per unit) (the “Extension Loans”). Any such payments would be made in the form of non-interest bearing loans. If the Company completes its Initial Business Combination, the Company will, at the option of the Sponsor, repay the Extension Loans out of the proceeds of the Trust Account released to the Company or convert a portion or all of the total loan amount into units at a price of $10.00 per unit, which units will be identical to the Private Placement Units. If the Company does not complete a Business Combination, the Company will repay such loans only from funds held outside of the Trust Account. Furthermore, the letter agreement with the Initial Stockholders contains a provision pursuant to which the Sponsor will agree to waive its right to be repaid for such loans to the extent there is insufficient funds held outside of the Trust Account in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination. The Public Stockholders will not be afforded an opportunity to vote on the extension of time to consummate an initial Business Combination from 12 months to 18 months described above or redeem their shares in connection with such extensions.

NOTE 6. COMMITMENTS

Registration Rights Agreement

The holders of the Founder Shares, as well as the holders of the Private Placement Units (and underlying securities) and any securities issued in payment of Working Capital Loans made to the Company, will be entitled to registration rights pursuant to an agreement signed the effective date of the Initial Public Offering. The holders of a majority of these securities are entitled to make up to three demands that the Company register such securities. The holders of a majority of these securities can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements. Notwithstanding anything to the contrary, under FINRA Rule 5110, the underwriters and/or their designees may only make a demand registration (i) on one occasion and (ii) during the five-year period beginning on the effective date of the registration statement relating to the Initial Public Offering, and the underwriters and/or their designees may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement relating to the Initial Public Offering.

Underwriting Agreement

Simultaneously with the Initial Public Offering, the underwriters fully exercised the over-allotment option to purchase an additional 1,125,000 Units at an offering price of $10.00 per Unit for an aggregate purchase price of $11,250,000.

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $1,078,125 in the aggregate, upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or $2,803,125 in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

GENESIS UNICORN CAPITAL CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2022

NOTE 7. STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred stock — The Company is authorized to issue 1,250,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021 there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue 125,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2022, there were 420,456 shares of Class A common stock issued and outstanding, excluding 8,625,000 shares of Class A common stock subject to possible redemption. As of December 31, 2021, there were no shares of Class A common stock issued or outstanding.

Class B common stock — The Company is authorized to issue 12,500,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 2,156,250 shares of Class B common stock issued and outstanding.

On March 15, 2021, the Sponsor purchased 2,875,00 shares of Class B common stock for an aggregate purchase price of $25,000, or approximately $0.012 per share. On November 19, 2021, the Company canceled 718,750 shares of Class B common stock. All shares and associated amounts have been retroactively restated to reflect the surrender of these shares (see Note 8)

Warrants — As of March 31, 2022, there were 8,625,000 Public Warrants and 377,331 Private Placement Warrants outstanding. As of December 31, 2021, there were no Public Warrants or Private Placement Warrants outstanding. The Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the common stock issuable upon exercise of the Public Warrants and a current prospectus relating to such common stock. Notwithstanding the foregoing, if a registration statement covering the common stock issuable upon the exercise of the Public Warrants is not effective within 90 days from the consummation of a Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

GENESIS UNICORN CAPITAL CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2022

The Private Placement Warrants will be identical to the Public Warrants, except that the Private Placement Warrants and the common stock issuable upon the exercise of the Placement Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis.” The exercise price and number of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815. Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

NOTE 8. FAIR VALUE MEASUREMENTS

The Company did not have any financial assets or liabilities measured at fair value as of December 31, 2021. The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2022
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$87,582,784	$87,582,784	$—	$—

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Genesis Unicorn Capital Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Genesis Unicorn Capital, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 14, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on February 23, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more target businesses. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering (the “Initial Public Offering”) and the sale of the private placement units, as well as shares of our capital stock, debt, or a combination of cash, stock and debt. We expect to continue to incur significant costs in the pursuit of our acquisition plans and we cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from February 23, 2021 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering described below, and, since the closing of the Initial Public Offering, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on investments held in our trust account (the “Trust Account”) after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net loss of $160,858, which resulted from operating and formation costs of $145,739 and franchise tax expense of $54,153, partially offset by gains on investments held in the Trust Account of $39,034.

For the period from February 23, 2021 (inception) through March 31, 2021, we had a net loss of $16,678 which resulted entirely from operating and formation costs.

Liquidity, Going Concern and Capital Resources

On February 17, 2022, we consummated the Initial Public Offering of 8,625,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including 1,125,000 Units that were issued pursuant to the underwriters exercise of their over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $86,250,000.

Simultaneously with the consummation of the closing of the Initial Public Offering, the Company consummated the private placement of an aggregate of 377,331 units (the “Private Placement Units”) the Sponsor, at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $3,773,310 (the “Private Placement”).

For the three months ended March 31, 2022, net cash used in operating activities was $458,684 which was due to our net loss of $160,858 and gains on investments held in the Trust Account of $39,034, partially offset by changes in working capital of $258,792.

For the period from February 23, 2021 (inception) through March 31, 2021, net cash used in operating activities was $10,075, which was due to our net loss of $16,678, offset by changes in working capital of $6,603.

For the three months ended March 31, 2022, net cash used in investing activities of $87,543,750 was the result of the amount of net proceeds from our initial public offering being deposited to the Trust Account.

For the three months ended March 31, 2022, net cash provided by financing activities was $88,450,691, which was due to proceeds from the Initial Public Offering of $84,851,528, net of underwriting discount and offering costs paid, proceeds from the sale of the Private Placement Units of $3,773,310 and proceeds from the issuance of the promissory note with our Sponsor of $9,606, offset in part by the repayment of the promissory note with our Sponsor of $183,753.

For the period from February 23, 2021 (inception) through March 31, 2021, net cash provided by financing activities of $25,000 was the result of proceeds from the issuance of Class B common stock to our Sponsor.

As of March 31, 2022, we had marketable securities held in the Trust Account of $87,582,784. Interest income on the balance in the Trust Account may be used by us to pay taxes. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our initial business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had cash of $457,907 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022 and December 31, 2021.

Contractual Obligations

Registration Rights Agreement

The holders of the Founder Shares, as well as the holders of the Private Placement Units (and underlying securities) and any securities issued in payment of Working Capital Loans made to the Company, will be entitled to registration rights pursuant to an agreement signed the effective date of the Initial Public Offering. The holders of a majority of these securities are entitled to make up to three demands that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements. Notwithstanding anything to the contrary, under FINRA Rule 5110, the underwriters and/or their designees may only make a demand registration (i) on one occasion and (ii) during the five-year period beginning on the effective date of the registration statement relating to the Initial Public Offering, and the underwriters and/or their designees may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement relating to the Initial Public Offering.

Underwriting Agreement

Simultaneously with the Initial Public Offering, the underwriters fully exercised the over-allotment option to purchase an additional 1,125,000 Units at an offering price of $10.00 per Unit for an aggregate purchase price of $11,250,000.

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $1,078,125 in the aggregate, upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or $2,803,125 in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

See in Note 2 of the accompanying financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable as we are a smaller reporting company.

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on April 14, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Company’s annual report on Form 10-K as filed with the SEC on April 14, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales

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

In addition, at the time of the Initial Public Offering completed on February 17, 2022, our Sponsor purchased an aggregate of 377,331 Private Placement Units at a price of $10.00 per Private Placement Unit for an aggregate purchase price of $3,773,310. Each Private Placement Unit consists of one share of Class A common stock and one private placement warrant and each private placement warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per whole share in a private placement that closed simultaneously with the closing of the IPO. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales.

Also in connection with the closing of our Initial Public Offering, EF Hutton, division of Benchmark Investments, LLC, our lead underwriter purchased 43,125 shares of Class A common stock at an aggregate purchase price of $1.00. This issuance was made pursuant to the exemption from registration under the Securities Act in reliance on Section 4(a)(2).

Use of Proceeds

On February 17, 2022, we consummated the Initial Public Offering of 8,625,000 Units, including 1,125,000 Units that were issued pursuant to the underwriters exercise of their over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $86,250,000. Each Unit consists of one share of Class A common stock and one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share, subject to adjustment.

Simultaneously with the consummation of the closing of the Initial Public Offering, the Company consummated the private placement of an aggregate of 377,331 Private Placement Units the Sponsor, at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $3,773,310.

A total of $87,543,750 of the gross proceeds from the sale of the Units and Private Placement Units, including the sale of the Units from the full exercise of the over-allotment option, were placed in the Trust Account at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genesis Unicorn Capital Corp.

Date: May 10, 2022	By:	/s/ Adeoye Olukotun
Adeoye Olukotun
Chief Executive Officer

Genesis Unicorn Capital Corp.

Date: May 10, 2022	By:	/s/ Samuel Lui
Samuel Lui
President, Chief Financial Officer and Director

