Form 10-Q
period 2022-06-30
Genesis Unicorn Capital Corp.
filed 2022-08-11
CIK 1853112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2022

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

As of August 2, 2022, there were 9,045,456 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 2,156,250 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

GENESIS UNICORN CAPITAL CORP.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS
	Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
	Statements of Operations for the three and six months ended June 30, 2022, for the three months ended June 30, 2021, and for the period from February 23, 2021 (inception) through June 30, 2021	2
	Statements of Changes in Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2022, for the three months ended June 30, 2021, and for the period from February 23, 2021 (inception) through June 30, 2021	3
	Statements of Cash Flows for the six months ended June 30, 2022 and for the period from February 23, 2021 (inception) through June 30, 2021	5
	Notes to Unaudited Financial Statements	6
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18
Item 4.	CONTROLS AND PROCEDURES	18
PART II - OTHER INFORMATION
Item 1.	LEGAL PROCEEDINGS	19
Item 1A.	RISK FACTORS	19
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	19
Item 3.	DEFAULTS UPON SENIOR SECURITIES	20
Item 4.	MINE SAFETY DISCLOSURES	21
Item 5.	OTHER INFORMATION	21
Item 6.	EXHIBITS	21
SIGNATURES		22

PART 1 - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

GENESIS UNICORN CAPITAL CORP.

BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$364,020	$9,650
Prepaid expenses - current	181,567	—
Deferred offering costs	—	172,719
Total current assets	545,587	182,369
Prepaid expenses - noncurrent	94,007	—
Investments held in Trust Account	87,654,066	—
Total Assets	$88,293,660	$182,369

Liabilities and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$5,000	$—
Accrued expenses	12,807	—
Accrued expenses - related party	30,000	—
Franchise tax payable	100,000	—
Promissory note - related party	—	174,147
Total current liabilities	147,807	174,147
Deferred underwriting fee payable	2,803,125	—
Total Liabilities	2,950,932	174,147

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption; 8,625,000 and no shares at redemption value of $10.15 per share at June 30, 2022 and December 31, 2021, respectively	87,543,750	—

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,250,000 shares authorized; none issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 125,000,000 shares authorized; 420,456 and no shares issued and outstanding, excluding 8,625,000 and no shares subject to redemption at June 30, 2022 and December 31, 2021, respectively	42	—
Class B common stock, par value $0.0001; 12,500,000 shares authorized; 2,156,250 issued and outstanding at June 30, 2022 and December 31, 2021	216	216
Additional paid-in capital	—	24,784
Accumulated deficit	(2,201,280)	(16,778)
Total Stockholders’ Equity (Deficit):	(2,201,022)	8,222
Total Liabilities and Stockholders’ Equity (Deficit):	$88,293,660	$182,369

The accompanying notes are an integral part of the unaudited financial statements.

GENESIS UNICORN CAPITAL CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	For the Period from February 23, 2021 (Inception) Through June 30, 2021
Operating costs	$174,912	$60	$320,651	$16,738
Franchise tax expense	50,000	—	104,153	—
Loss from operations	(224,912)	(60)	(424,804)	(16,738)
Gain on investments held in Trust Account	71,282	—	110,316	—
Net loss	$(153,630)	$(60)	$(314,488)	$(16,738)

Basic and diluted weighted average shares outstanding, Class A common stock	8,625,000	—	6,337,707	—
Basic and diluted net loss per share, Class A common stock	$(0.01)	$—	$(0.04)	$—
Basic and diluted weighted average shares outstanding, Class B common stock	2,156,250	1,875,000	2,081,665	1,875,000
Basic and diluted net loss per share, Class B common stock	$(0.01)	$(0.00)	$(0.04)	$(0.01)

The accompanying notes are an integral part of the unaudited financial statements.

GENESIS UNICORN CAPITAL CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A common stock		Class B common stock		Additional Paid- in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2021	—	$—	2,156,250	$216	$24,784	$(16,778)	$8,222
Sale of Units in Initial Public Offering, net of offering costs	8,625,000	863	—	—	84,677,946	—	84,678,809
Class A Common Stock subject to possible redemption	(8,625,000)	(863)	—	—	(87,542,887)	—	(87,543,750)
Sale of Private Placement Units	377,331	38	—	—	3,773,272	—	3,773,310
Representative shares	43,125	4	—	—	(4)	—	—
Deferred underwriting commission	—	—	—	—	(2,803,125)	—	(2,803,125)
Re-classification	—	—	—	—	1,870,014	(1,870,014)	—
Net loss	—	—	—	—	—	(160,858)	(160,858)
Balance - March 31, 2022	420,456	42	2,156,250	216	—	(2,047,650)	(2,047,392)
Net loss	—	—	—	—	—	(153,630)	(153,630)
Balance - June 30, 2022	420,456	$42	2,156,250	$216	$—	$(2,201,280)	$(2,201,022)

THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM FEBRUARY 23, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class A common stock		Class B common stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - February 23, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor(1)	—	—	2,156,250	216	24,784	—	25,000
Net loss	—	—	—	—	—	(16,678)	(16,678)
Balance - March 31, 2021	—	—	2,156,250	216	24,784	(16,678)	8,322
Net loss	—	—	—	—	—	(60)	(60)
Balance - June 30, 2021	—	$—	2,156,250	$216	$24,784	$(16,738)	$8,262

(1)	On November 19, 2021, the Company cancelled 718,750 shares of Class B common stock, resulting in an aggregate of 2,156,250 Founder Shares of Class B common stock issued and outstanding, of which 281,250 shares were subject to forfeiture. All shares and associated amounts have been retroactively restated to reflect the surrender of these shares.

The accompanying notes are an integral part of the unaudited financial statements.

GENESIS UNICORN CAPITAL CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30, 2022	For the Period from February 23, 2021 (Inception) Through June 30, 2021
Cash Flows from Operating Activities:
Net loss	$(314,488)	$(16,738)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on investments held in Trust Account	(110,316)	—
Changes in operating assets and liabilities:
Prepaid expenses	(275,574)	—
Accounts payable	5,000	—
Accrued expenses	12,807	1,608
Accrued expenses - related party	30,000	—
Franchise tax payable	100,000	—
Net cash used in operating activities	(552,571)	(15,130)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(87,543,750)	—
Net cash used in investing activities	(87,543,750)	—

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	9,606	—
Repayment of promissory note - related party	(183,753)	—
Proceeds from initial public offering, net of underwriting discount and offering costs paid	84,851,528	—
Proceeds from sale of private placement units	3,773,310	—
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Net cash provided by financing activities	88,450,691	25,000

Net Change in Cash	354,370	9,870
Cash - Beginning of period	9,650	—
Cash - End of period	$364,020	$9,870

Supplemental disclosures of non-cash investing and financing activities:
Deferred underwriting fee payable	$2,803,125	$—
Initial Classification of Class A common stock subject to redemption	$87,543,750	$—
Deferred offering costs included in accrued offering costs	$—	$12,547
Deferred offering costs paid by promissory note - related party	$—	$77,750

The accompanying notes are an integral part of the unaudited financial statements.

GENESIS UNICORN CAPITAL CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from February 23, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. The Company has selected December 31 as its fiscal year end.

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

GENESIS UNICORN CAPITAL CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2022

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

GENESIS UNICORN CAPITAL CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2022

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

GENESIS UNICORN CAPITAL CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2022

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. The Company has elected to implement the aforementioned exemptions.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021. The Company had operating cash (i.e. cash held outside the Trust Account) of $364,020 and $9,650 as of June 30, 2022 and December 31, 2021, respectively.

Investments Held in Trust Account

As of June 30, 2022 and December 31, 2021, the assets held in the Trust Account were comprised of U.S. government securities, within the meaning set forth in Section 2(a) (16) of the Investment Company Act, with maturities of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are reported in the statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. The Company had $87,654,066 and $0 in investments held in the Trust Account as of June 30, 2022 and December 31, 2021, respectively.

GENESIS UNICORN CAPITAL CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2022

Class A Common Stock Subject to Possible Redemption

As discussed in Note 3, all of the 8,625,000 shares of Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Amended and Restated Certificate of Incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. Accordingly, as of June 30, 2022, 8,625,000 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ (deficit) equity section of the Company’s balance sheet.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

See Note 9 for additional information on income taxes for the periods presented.

GENESIS UNICORN CAPITAL CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2022

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

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		For the Period from February 23, 2021 (Inception) Through June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Net loss	$(122,904)	$(30,726)	$—	$(60)	$(236,732)	$(77,756)	—	(16,738)
Denominator:
Basic and diluted weighted average shares outstanding	8,625,000	2,156,250	—	1,875,000	6,337,707	2,081,665	—	1,875,000
Basic and diluted net loss per share	$(0.01)	$(0.01)	$—	$(0.00)	$(0.04)	$(0.04)	$—	$(0.01)

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

GENESIS UNICORN CAPITAL CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2022

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On March 15, 2021, the Sponsor purchased 2,875,00 shares of Class B common stock (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.012 per share. On March 15, 2021, the Sponsor transferred 20,000 Founder Shares each to the Company’s Chief Executive Officer and Chief Operating Officer, as well as 2,500 Founder Shares to each of the Company’s Chief Scientific Officer and scientific advisor. On October 27, 2021, the Sponsor transferred 10,000 Founder Shares to the Company’s Chief Executive Officer, 17,500 Founder Shares to the Company’s Chief Scientific Officer, 30,000 Founder Shares to each of the Company’s two independent directors, 25,000 Founder Shares to each of the Company’s two independent directors, 15,000 Founder Shares to the Company’s strategic and scientific advisor and 5,500 Founder Shares to the Company’s scientific advisor. In addition, the Sponsor has separately agreed to transfer to the Company’s Chief Operating Officer an aggregate of 30,000 of its Founder Shares at the time of a Business Combination. On November 19, 2021, the Company canceled 718,750 Founder Shares due to a downsize of the offering. All shares and associated amounts have been retroactively restated to reflect the surrender of these shares (see Note 7). As of June 30, 2022, the Sponsor owned 2,156,250 shares of Class B common stock. The Founder Shares were subject to a risk of forfeiture of up to 281,250 shares if the underwriters did not exercise their over-allotment option in full. However, as the underwriters’ over-allotment option was exercised in full at the closing of the IPO in February 2022, 281,250 of such shares held by the Sponsor will not be subject to forfeiture.

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

GENESIS UNICORN CAPITAL CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2022

Promissory Note - Related Party

On February 23, 2021, the Sponsor issued an unsecured promissory note (the “Promissory Note”) to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Initial Public Offering. The Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2022 or (ii) the consummation of the Initial Public Offering, pursuant to that Amendment to Promissory Note dated February 4, 2022. As of December 31, 2021, the Company had borrowed $174,147 under the Promissory Note with the Sponsor. Following the IPO of the Company on February 17, 2022, a total of $183,753 under the promissory note was repaid on February 25, 2022. The Company no longer has the ability to borrow under the Promissory Note.

Administrative Support Agreement

The Company entered into an agreement with the Sponsor, commencing on the effective date of the Initial Public Offering, pursuant to which the Sponsor has agreed to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor $10,000 per month for these services. Upon the completion of an initial Business Combination, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, the company incurred $30,000 and $45,000, respectively, of administrative support expenses. For the three months ended June 30, 2021 and for the period from February 23, 2021 (inception) through June 30, 2021, there were no expenses incurred related to the agreement. As of June 30, 2022 and December 31, 2021, $30,000 and $0 related to this agreement were recorded in accrued expenses - related party in the accompanying balance sheet.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Private Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. No Working Capital Loans were outstanding as of June 30, 2022 and December 31, 2021.

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

GENESIS UNICORN CAPITAL CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2022

NOTE 6. COMMITMENTS

Registration and Shareholder Rights Agreement

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

NOTE 7. STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred stock — The Company is authorized to issue 1,250,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021 there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue 125,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2022, there were 420,456 shares of Class A common stock issued and outstanding, excluding 8,625,000 shares of Class A common stock subject to possible redemption. As of December 31, 2021, there were no shares of Class A common stock issued or outstanding.

Class B common stock — The Company is authorized to issue 12,500,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 2,156,250 shares of Class B common stock issued and outstanding.

GENESIS UNICORN CAPITAL CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2022

On March 15, 2021, the Sponsor purchased 2,875,00 shares of Class B common stock for an aggregate purchase price of $25,000, or approximately $0.012 per share. On November 19, 2021, the Company canceled 718,750 shares of Class B common stock. All shares and associated amounts have been retroactively restated to reflect the surrender of these shares.

Warrants — As of June 30, 2022, there were 8,625,000 Public Warrants and 377,331 Private Placement Warrants outstanding. As of December 31, 2021, there were no Public Warrants or Private Placement Warrants outstanding. The Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the common stock issuable upon exercise of the Public Warrants and a current prospectus relating to such common stock. Notwithstanding the foregoing, if a registration statement covering the common stock issuable upon the exercise of the Public Warrants is not effective within 90 days from the consummation of a Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

GENESIS UNICORN CAPITAL CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2022

NOTE 8. FAIR VALUE MEASUREMENTS

The Company did not have any financial assets or liabilities measured at fair value as of December 31, 2021. The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2022
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$87,654,066	$87,654,066	$—	$—

NOTE 9. INCOME TAXES

The Company’s effective tax rate for the three and six months ended June 30, 2022, for the three months ended June 30, 2021, and for the period from February 23, 2021 (inception) through June 30, 2021 was 0.0%. The Company’s effective tax rate differs from the statutory income tax rate of 21% primarily due to recording a full valuation allowance on deferred tax assets. The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss for the reporting period.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from February 23, 2021 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering described below, and, since the closing of the Initial Public Offering, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on investments held in our trust account (the “Trust Account”) after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net loss of $153,630, which resulted from operating and formation costs of $174,912 and franchise tax expense of $50,000, partially offset by gains on investments held in the Trust Account of $71,282.

For the three months ended June 30, 2021, we had a net loss of $60 which resulted entirely from operating and formation costs.

For the six months ended June 30, 2022, we had a net loss of $314,488, which resulted from operating and formation costs of $320,651 and franchise tax expense of $104,153, partially offset by gains on investments held in the Trust Account of $110,316.

For the period from February 23, 2021 (inception) through June 30, 2021, we had a net loss of $16,738 which resulted entirely from operating and formation costs.

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

Simultaneously with the consummation of the closing of the Initial Public Offering, the Company consummated the private placement of an aggregate of 377,331 units (the “Private Placement Units”) the Sponsor, at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $3,773,310 (the “Private Placement”)

For the six months ended June 30, 2022, net cash used in operating activities was $552,571 which was due to our net loss of $314,488, changes in working capital of $127,767, and gains on investments held in the Trust Account of $110,316.

For the period from February 23, 2021 (inception) through June 30, 2021, net cash used in operating activities was $15,130, which was due to our net loss of $16,738, partially offset by accrued expenses of $1,608.

For the six months ended June 30, 2022, net cash used in investing activities of $87,543,750 was the result of the amount of net proceeds from the Initial Public Offering being deposited to the Trust Account.

For the period from February 23, 2021 (inception) through June 30, 2021, we had no cash flows from investing activities.

For the six months ended June 30, 2022, net cash provided by financing activities was $88,450,691, which was due to proceeds from the Initial Public Offering, net of cash underwriting discounts and offering costs paid of $84,851,528, proceeds from the sale of the Private Placement Units of $3,773,310 and proceeds from the issuance of the promissory note with our Sponsor of $9,606, offset in part by the repayment of the promissory note with our Sponsor of $183,753.

For the period from February 23, 2021 (inception) through June 30, 2021, net cash provided by financing activities of $25,000 was the result of proceeds from the issuance of Class B common stock to our Sponsor of $25,000.

As of June 30, 2022, we had cash of $364,020 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our Public Shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we intend to target businesses larger than we could acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2022 and December 31, 2021.

Contractual Obligations

Registration and Shareholder Rights Agreement

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

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

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s annual report on Form 10-K as filed with the SEC on April 14, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Company’s annual report on Form 10-K as filed with the SEC on April 14, 2022.

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

The Sponsor previously loaned us the sum of $183,753, evidenced by a note dated as of February 23, 2021. Following the Initial Public Offering of the Company on February 17, 2022, a total of $183,753 under the Promissory Note was repaid by the Company to our Sponsor on February 25, 2022. The Company no longer has the ability to borrow under the Promissory Note.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genesis Unicorn Capital Corp.

Date: August 11, 2022	By:	/s/ Adeoye Olukotun
Adeoye Olukotun
Chief Executive Officer

Genesis Unicorn Capital Corp.

Date: August 11, 2022	By:	/s/ Samuel Lui
Samuel Lui
President, Chief Financial Officer and Director

