Form 10-Q
period 2022-09-30
Genesis Unicorn Capital Corp.
filed 2022-11-04
CIK 1853112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 4, 2022, there were 9,045,456 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 2,156,250 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

GENESIS UNICORN CAPITAL CORP.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS
	Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
	Statements of Operations for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021, and for the period from February 23, 2021 (inception) through September 30, 2021	2
	Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021, and for the period from February 23, 2021 (inception) through September 30, 2021	3
	Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from February 23, 2021 (inception) through September 30, 2021	4
	Notes to Unaudited Financial Statements	5
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	20
Item 4.	CONTROLS AND PROCEDURES	20
PART II - OTHER INFORMATION
Item 1.	LEGAL PROCEEDINGS	21
Item 1A.	RISK FACTORS	21
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	21
Item 3.	DEFAULTS UPON SENIOR SECURITIES	22
Item 4.	MINE SAFETY DISCLOSURES	22
Item 5.	OTHER INFORMATION	22
Item 6.	EXHIBITS	23
SIGNATURES		24

PART 1 - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

GENESIS UNICORN CAPITAL CORP.

BALANCE SHEETS

	September 30, 2022	December 31, 2021
Assets:
Current assets:
Cash	$182,211	$9,650
Prepaid expenses - current	128,933	—
Deferred offering costs	—	172,719
Total current assets	311,144	182,369
Prepaid expenses - noncurrent	94,007	—
Investments held in Trust Account	88,070,404	—
Total Assets	$88,475,555	$182,369

Liabilities and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$27,048	$—
Accrued expenses	—	—
Accrued expenses - related party	10,000	—
Franchise tax payable	150,000	—
Promissory note - related party	—	174,147
Total current liabilities	187,048	174,147
Deferred underwriting fee payable	2,803,125	—
Total Liabilities	2,990,173	174,147

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption; 8,625,000 and no shares at redemption value of $10.18 per share at September 30, 2022 and December 31, 2021, respectively	87,820,404	—

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,250,000 shares authorized; none issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 125,000,000 shares authorized; 420,456 and no shares issued and outstanding, excluding 8,625,000 and no shares subject to redemption at September 30, 2022 and December 31, 2021, respectively	42	—
Class B common stock, par value $0.0001; 12,500,000 shares authorized; 2,156,250 issued and outstanding at September 30, 2022 and December 31, 2021	216	216
Additional paid-in capital	—	24,784
Accumulated deficit	(2,335,280)	(16,778)
Total Stockholders’ Equity (Deficit):	(2,335,022)	8,222
Total Liabilities and Stockholders’ Equity (Deficit):	$88,475,555	$182,369

The accompanying notes are an integral part of the unaudited financial statements.

GENESIS UNICORN CAPITAL CORP.

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	For the Period from February 23, 2021 (Inception) Through September 30, 2021
Operating costs	$223,684	$40	$544,335	$16,778
Franchise tax expense	50,000	—	154,153	—
Loss from operations	(273,684)	(40)	(698,488)	(16,778)
Investment income earned on investments held in Trust Account	416,338	—	526,654	—
Net income (loss)	$142,654	$(40)	$(171,834)	$(16,778)

Basic and diluted weighted average shares outstanding, Class A common stock	9,045,456	—	7,455,046	—
Basic and diluted net income (loss) per share, Class A common stock	$0.01	$—	$(0.02)	$—
Basic and diluted weighted average shares outstanding, Class B common stock	2,156,250	1,875,000	2,106,799	1,875,000
Basic and diluted net income (loss) per share, Class B common stock	$0.01	$(0.00)	$(0.02)	$(0.01)

The accompanying notes are an integral part of the unaudited financial statements.

GENESIS UNICORN CAPITAL CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A common stock		Class B common stock		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2021	—	$—	2,156,250	$216	$24,784	$(16,778)	$8,222
Sale of Units in Initial Public Offering, net of offering costs	8,625,000	863	—	—	84,677,946	—	84,678,809
Class A Common Stock subject to possible redemption	(8,625,000)	(863)	—	—	(87,542,887)	—	(87,543,750)
Sale of Private Placement Units	377,331	38	—	—	3,773,272	—	3,773,310
Representative shares	43,125	4	—	—	(4)	—	—
Deferred underwriting commission	—	—	—	—	(2,803,125)	—	(2,803,125)
Re-classification	—	—	—	—	1,870,014	(1,870,014)	—
Net loss	—	—	—	—	—	(160,858)	(160,858)
Balance - March 31, 2022	420,456	42	2,156,250	216	—	(2,047,650)	(2,047,392)
Net loss	—	—	—	—	—	(153,630)	(153,630)
Balance - June 30, 2022	420,456	$42	2,156,250	$216	—	$(2,201,280)	$(2,201,022)
Remeasurement of Class A common stock to redemption amount	—	—	—	—	—	(276,654)	(276,654)
Net income	—	—	—	—	—	142,654	142,654
Balance - September 30, 2022	420,456	$42	2,156,250	$216	—	$(2,335,280)	$(2,335,022)

The accompanying notes are an integral part of the unaudited financial statements.

THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM FEBRUARY 23, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A common stock		Class B common stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - February 23, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor(1)	—	—	2,156,250	216	24,784	—	25,000
Net loss	—	—	—	—	—	(16,678)	(16,678)
Balance - March 31, 2021	—	—	2,156,250	216	24,784	(16,678)	8,322
Net loss	—	—	—	—	—	(60)	(60)
Balance - June 30, 2021	—	$—	2,156,250	$216	$24,784	$(16,738)	$8,262
Net loss	—	—	—	—	—	(40)	(40)
Balance - September 30, 2021	—	$—	2,156,250	$216	$24,784	$(16,778)	$8,222

(1)	On November 19, 2021, the Company cancelled 718,750 shares of Class B common stock, resulting in an aggregate of 2,156,250 Founder Shares of Class B common stock issued and outstanding, of which 281,250 shares were subject to forfeiture. All shares and associated amounts have been retroactively restated to reflect the surrender of these shares.

The accompanying notes are an integral part of the unaudited financial statements.

GENESIS UNICORN CAPITAL CORP.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30, 2022	For the Period from February 23, 2021 (Inception) Through September 30, 2021
Cash Flows from Operating Activities:
Net loss	$(171,834)	$(16,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on investments held in Trust Account	(526,654)	—
Changes in operating assets and liabilities:
Prepaid expenses	(222,940)	—
Accounts payable	27,048	—
Accrued expenses	—	1,608
Accrued expenses - related party	10,000	—
Franchise tax payable	150,000	—
Net cash used in operating activities	(734,380)	(15,170)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(87,543,750)	—
Net cash used in investing activities	(87,543,750)	—

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	9,606	—
Repayment of promissory note - related party	(183,753)	—
Proceeds from initial public offering, net of underwriting discount and offering costs paid	84,851,528	—
Proceeds from sale of private placement units	3,773,310	—
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Net cash provided by financing activities	88,450,691	25,000

Net Change in Cash	172,561	9,830
Cash - Beginning of period	9,650	—
Cash - End of period	$182,211	$9,830

Supplemental disclosures of non-cash investing and financing activities:
Deferred underwriting fee payable	$2,803,125	$—
Initial Classification of Class A common stock subject to redemption	$87,543,750	$—
Remeasurement of Class A common stock to redemption amount	$276,654	$—
Accrued deferred offering costs	$—	$3,392
Deferred offering costs paid by promissory note - related party	$—	$107,370

The accompanying notes are an integral part of the unaudited financial statements.

GENESIS UNICORN CAPITAL CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from February 23, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Genesis Unicorn Capital, LLC (the “Sponsor”), a Delaware limited liability company. The registration statement for the Company’s Initial Public Offering was declared effective on February 14, 2022. On February 17, 2022, the Company consummated its Initial Public Offering of 8,625,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including 1,125,000 Units that were issued pursuant to the underwriters exercise of their over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $86,250,000. The Company incurred offering costs of $4,374,315, of which $1,078,125 was for underwriting commissions, $2,803,125 was for deferred underwriting commissions (see Note 6) and $493,065 was for other offering costs.

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

SEPTEMBER 30, 2022

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

GENESIS UNICORN CAPITAL CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

GENESIS UNICORN CAPITAL CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021. The Company had operating cash (i.e. cash held outside the Trust Account) of $182,211 and $9,650 as of September 30, 2022 and December 31, 2021, respectively.

Investments Held in Trust Account

As of September 30, 2022 and December 31, 2021, the assets held in the Trust Account were comprised of U.S. government securities, within the meaning set forth in Section 2(a) (16) of the Investment Company Act, with maturities of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are reported in the statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. The Company had $88,070,404 and $0 in investments held in the Trust Account as of September 30, 2022 and December 31, 2021, respectively.

Class A Common Stock Subject to Possible Redemption

As discussed in Note 3, all of the 8,625,000 shares of Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Amended and Restated Certificate of Incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. Accordingly, as of September 30, 2022, 8,625,000 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ (deficit) equity section of the Company’s balance sheet.

Under ASC 480, the Company has elected to recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value ($10.18 per share) at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. The redemption value of the redeemable common stock as of September 30, 2022 increased as the income earned on the Trust Account exceeds the Company’s expected tax obligations plus up to $100,000 to pay dissolution expenses (see Note 1). As such, the Company recorded an increase in the carrying amount of the redeemable common stock of $276,654 during the three and nine months ended September 30, 2022.

GENESIS UNICORN CAPITAL CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

See Note 9 for additional information on income taxes for the periods presented.

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Remeasurement associated with the redeemable shares of Class A common stock is excluded from net loss per share as the redemption value approximates fair value. Therefore, the earnings per share calculation allocates income and losses shared pro rata between Class A and Class B common stock. As a result, the calculated net loss per share is the same for Class A and Class B common stock. The Company has not considered the effect of the Public Warrants (as defined in Note 7) and Private Placement Warrants (as defined in Note 7) to purchase an aggregate of 9,002,331 shares in the calculation of diluted net loss per share, since the exercise of the warrants are contingent upon the occurrence of future events.

GENESIS UNICORN CAPITAL CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021		Nine Months Ended September 30, 2022		For the Period from February 23, 2021 (Inception) Through September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$115,194	$27,460	$—	$(40)	$(133,973)	$(37,861)	—	(16,778)
Denominator:
Basic and diluted weighted average shares outstanding	9,045,456	2,156,250	—	1,875,000	7,455,046	2,106,799	—	1,875,000
Basic and diluted net income (loss) per share	$0.01	$0.01	$—	$(0.00)	$(0.02)	$(0.02)	$—	$(0.01)

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

SEPTEMBER 30, 2022

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 377,331 Private Placement Units at a price of $10.00 per Private Placement Unit in the Private Placement to the Sponsor, generating gross proceeds of $3,773,310, which was transferred to the Trust Account by the Sponsor. The Private Placement Units are identical to the Units sold in the Initial Public Offering, except for the warrants included in the Private Placement Units (the “Private Placement Warrants”). If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On March 15, 2021, the Sponsor purchased 2,875,000 shares of Class B common stock (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.012 per share. On March 15, 2021, the Sponsor transferred 20,000 Founder Shares each to the Company’s Chief Executive Officer and Chief Operating Officer, as well as 2,500 Founder Shares to each of the Company’s Chief Scientific Officer and scientific advisor. On October 27, 2021, the Sponsor transferred 10,000 Founder Shares to the Company’s Chief Executive Officer, 17,500 Founder Shares to the Company’s Chief Scientific Officer, 30,000 Founder Shares to each of the Company’s two independent directors, 25,000 Founder Shares to each of the Company’s two independent directors, 15,000 Founder Shares to the Company’s strategic and scientific advisor and 5,500 Founder Shares to the Company’s scientific advisor. In addition, the Sponsor has separately agreed to transfer to the Company’s Chief Operating Officer an aggregate of 30,000 of its Founder Shares at the time of a Business Combination. On November 19, 2021, the Company canceled 718,750 Founder Shares due to a downsize of the offering. All shares and associated amounts have been retroactively restated to reflect the surrender of these shares (see Note 7). As of September 30, 2022 and December 31, 2021, the Sponsor owned 2,156,250 shares of Class B common stock. The Founder Shares were subject to a risk of forfeiture of up to 281,250 shares if the underwriters did not exercise their over-allotment option in full. However, as the underwriters’ over-allotment option was exercised in full at the closing of the IPO in February 2022, 281,250 of such shares held by the Sponsor will not be subject to forfeiture.

GENESIS UNICORN CAPITAL CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Administrative Support Agreement

The Company entered into an agreement with the Sponsor, commencing on the effective date of the Initial Public Offering, pursuant to which the Sponsor has agreed to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor $10,000 per month for these services. Upon the completion of an initial Business Combination, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $75,000, respectively, of administrative support expenses. For the three months ended September 30, 2021 and for the period from February 23, 2021 (inception) through September 30, 2021, there were no expenses incurred related to the agreement. As of September 30, 2022 and December 31, 2021, $10,000 and $0 related to this agreement were recorded in accrued expenses - related party in the accompanying balance sheet.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Private Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. No Working Capital Loans were outstanding as of September 30, 2022 and December 31, 2021.

GENESIS UNICORN CAPITAL CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

GENESIS UNICORN CAPITAL CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

NOTE 7. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock — The Company is authorized to issue 1,250,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021 there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue 125,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2022, there were 420,456 shares of Class A common stock issued and outstanding, excluding 8,625,000 shares of Class A common stock subject to possible redemption. As of December 31, 2021, there were no shares of Class A common stock issued or outstanding.

Class B common stock — The Company is authorized to issue 12,500,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 2,156,250 shares of Class B common stock issued and outstanding.

On March 15, 2021, the Sponsor purchased 2,875,000 shares of Class B common stock for an aggregate purchase price of $25,000, or approximately $0.012 per share. On November 19, 2021, the Company canceled 718,750 shares of Class B common stock. All shares and associated amounts have been retroactively restated to reflect the surrender of these shares.

Warrants — As of September 30, 2022, there were 8,625,000 Public Warrants and 377,331 Private Placement Warrants outstanding. As of December 31, 2021, there were no Public Warrants or Private Placement Warrants outstanding. The Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the common stock issuable upon exercise of the Public Warrants and a current prospectus relating to such common stock. Notwithstanding the foregoing, if a registration statement covering the common stock issuable upon the exercise of the Public Warrants is not effective within 90 days from the consummation of a Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

SEPTEMBER 30, 2022

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

The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC Topic 815, Derivatives and Hedging (“ASC 815”). Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

NOTE 8. FAIR VALUE MEASUREMENTS

The Company did not have any financial assets or liabilities measured at fair value as of December 31, 2021. The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2022
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$88,070,404	$88,070,404	$—	$—

NOTE 9. INCOME TAXES

The Company’s effective tax rate for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021, and for the period from February 23, 2021 (inception) through September 30, 2021 was 0.0%. The Company’s effective tax rate differs from the statutory income tax rate of 21% primarily due to recording a full valuation allowance on deferred tax assets. The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss for the reporting period.

NOTE 10. SUBSEQUENT EVENTS

On October 12, 2022, the Company issued a promissory note (the “Sponsor Promissory Note”) in the principal amount of up to $500,000 to the “Sponsor”. The Sponsor Promissory Note is non-interest bearing and payable upon the earlier of i) August 17, 2023 or ii) the date on which the Company consummates the initial Business Combination. There is no outstanding balance on the Sponsor Promissory Note as of November 4, 2022.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 14, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.report. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from February 23, 2021 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering described below, and, since the closing of the Initial Public Offering, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on investments held in our trust account (the “Trust Account”) after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net income of $142,654, which resulted from gains on investments held in the Trust Account of $416,338, partially offset by operating and formation costs of $223,684 and franchise tax expense of $50,000.

For the three months ended September 30, 2021, we had a net loss of $40 which resulted entirely from operating and formation costs.

For the nine months ended September 30, 2022, we had a net loss of $171,834, which resulted from operating and formation costs of $544,335 and franchise tax expense of $154,153, partially offset by gains on investments held in the Trust Account of $526,654.

For the period from February 23, 2021 (inception) through September 30, 2021, we had a net loss of $16,778 which resulted entirely from operating and formation costs.

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

For the nine months ended September 30, 2022, net cash used in operating activities was $734,380 which was due to our net loss of $171,834, changes in working capital of $35,892, and gains on investments held in the Trust Account of $526,654.

For the period from February 23, 2021 (inception) through September 30, 2021, net cash used in operating activities was $15,170, which was due to our net loss of $16,778, partially offset by accrued expenses of $1,608.

For the nine months ended September 30, 2022, net cash used in investing activities of $87,543,750 was the result of the amount of net proceeds from the Initial Public Offering being deposited to the Trust Account.

For the period from February 23, 2021 (inception) through September 30, 2021, we had no cash flows from investing activities.

For the nine months ended September 30, 2022, net cash provided by financing activities was $88,450,691, which was due to proceeds from the Initial Public Offering, net of cash underwriting discounts and offering costs paid of $84,851,528, proceeds from the sale of the Private Placement Units of $3,773,310 and proceeds from the issuance of the promissory note with our Sponsor of $9,606, offset in part by the repayment of the promissory note with our Sponsor of $183,753.

For the period from February 23, 2021 (inception) through September 30, 2021, net cash provided by financing activities of $25,000 was the result of proceeds from the issuance of Class B common stock to our Sponsor of $25,000.

As of September 30, 2022, we had cash of $182,211 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022 and December 31, 2021.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

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

Genesis Unicorn Capital Corp.

Date: November 4, 2022	By:	/s/ Adeoye Olukotun
Adeoye Olukotun
Chief Executive Officer

Genesis Unicorn Capital Corp.

Date: November 4, 2022	By:	/s/ Samuel Lui
Samuel Lui
President, Chief Financial Officer and Director

