Form 10-K
period 2022-12-31
Genesis Unicorn Capital Corp.
filed 2023-03-10
CIK 1853112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None.

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the registrant’s Class A common stock, par value $0.0001 per share, held by non-affiliates of the registrant (using the Nasdaq capital market closing price of $9.94 as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $85.73 million.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock (ordinary shares), as of the latest practicable date: As of March 8, 2023, there were 8,023,765 common stock outstanding, consisting of 5,867,515 shares of Class A common stock, par value $0.0001, and 2,156,250 shares of Class B common stock, $0.0001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

None.

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

Prior to the IPO, there had been no public market for our Units, shares of common stock or warrants. Our Units are listed for trading on the Nasdaq Global Market, or Nasdaq, under the symbol “GENQU”. The shares of Class A common stock and warrants comprising the Units had begun separately trading as of April 7, 2022 under the symbols “GENQ,” and “GENQW,” respectively. As our IPO registration statement and Form 8A were not declared effective by the SEC until February 14, 2022, we were not a filing company under the Securities and Exchange Act of 1934, as amended until such date.

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

Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates, engaging in non-binding discussions with potential target entities and executing the business combination transaction with ESGL Holdings Limited. We presently have no revenue and have had losses since inception from incurring formation and operating costs since completion of our IPO.

Recent Developments

Business Combination with ESGL Holdings Limited

On November 29, 2022, we entered into an agreement and plan of merger (the “Merger Agreement”) with EGSL Holdings Limited, a Cayman Islands exempted company, and wholly-owned subsidiary of Genesis Unicorn Capital Corp. (“Purchaser”), ESGH Merger Sub Corp., a Cayman Islands exempted company and a wholly-owned subsidiary of Purchaser (“Merger Sub”), Environmental Solutions Group Holdings Limited, a Cayman Islands exempted company (“ESGL”), and Quek Leng Chuang, solely in his capacity as the shareholder representative, agent and attorney-in-fact of the shareholders of ESGL (the “Shareholder Representative”). Upon the closing of the transactions contemplated by the Merger Agreement, (a) Genesis Unicorn Capital Corp. will be merged with and into the Purchaser (the “Redomestication Merger”), with the Purchaser surviving the Redomestication Merger; and (b) Merger Sub will be merged with and into ESGL (the “Acquisition Merger”), with ESGL surviving the Acquisition Merger as a direct wholly-owned subsidiary of the Purchaser (collectively, the Redomestication Merger and the Acquisition Merger are the “Merger” of the Business Combination”). Following the Business Combination, the Purchaser will be a publicly traded company listed on a stock exchange in the United States.

Consideration

Pursuant to the terms of the Merger Agreement, the aggregate consideration to be paid at the closing of the Business Combination to existing shareholders of ESGL is $75,000,000 less certain transaction costs, the net cash debt of ESGL as of the closing and an estimate of the working capital adjustment described below (the “Merger Consideration”), which will be paid in newly issued ordinary shares of the Purchaser, as the publicly traded surviving company, at a deemed price of $10.00 per share. The Merger Consideration otherwise payable at the closing of the Business Combination to shareholders of ESGL shall be reduced by 375,000 ordinary shares of the Purchaser (the “Holdback Amount”). Within 90 days following the closing of the Business Combination, the Shareholder Representative and the representative of the Purchaser shall receive a closing statement from the Purchaser setting forth the amount of working capital of the Purchaser, subject to the parties’ confirmation. Following the final determination of the working capital amount at closing compared to the target working capital amount of $3,500,000, the Merger Consideration shall be adjusted accordingly based on the working capital adjustment provisions contained in the Merger Agreement, with each ESGL shareholder receiving its pro rata share of the Holdback Amount, if any.

The Closing

The parties have agreed that the closing of the Business Combination shall occur no later than June 30, 2023, unless extended upon the written agreement of the parties.

Board of Directors of Surviving Corporation

Pursuant to the terms of the Merger Agreement, immediately after the closing, the Purchaser’s board of directors shall consist of six (6) directors, of whom one individual will be designated by Genesis Unicorn Capital Corp. and of whom five (5) individuals will be designated by ESGL. The Genesis Unicorn Capital Corp. designee and three (3) of the five (5) ESGL designees shall be deemed independent in accordance with Nasdaq requirements.

Additional Agreements executed at the signing of the Merger Agreement

Contemporaneously with the signing of the Merger Agreement, certain holders of ESGL ordinary shares executed lock-up agreements.

Lock-up Agreements

Pursuant to the Lock-Up Agreements such holders have agreed, subject to certain customary exceptions, not to (i) sell, offer to sell, contract or agree to sell, pledge or otherwise dispose of, directly or indirectly, any Genesis Unicorn Capital Corp. shares of common stock held by them (such shares, together with any securities convertible into or exchangeable for or representing the rights to receive Genesis Unicorn Capital Corp. common stock if any, acquired during the Lock-Up Period (the “Lock-up Shares”)); (ii) enter into a transaction that would have the same effect; (iii) enter into any swap, hedge or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the Lock-Up Shares or otherwise or engage in any short sales or other arrangement with respect to the Lock-Up Shares: or (iv) publicly announce any intention to effect any transaction specified in clause (i) or (ii), in each case until the date that is six (6) months after the closing date of the Initial Business of Combination (the “Lock-Up Period”).

Shareholder Support Agreement

Contemporaneously with the execution of the Merger Agreement, certain holders of ESGL ordinary shares entered into a support agreement, pursuant to which such holders agreed to, among other things, approve the Merger Agreement and the proposed Initial Business Combination.

Sponsor Support Agreement

Contemporaneously with the execution of the Merger Agreement, certain holders of Genesis Unicorn Capital Corp. common stock entered into a support agreement, pursuant to which such holders agreed to, among other things, approve the Merger Agreement and the proposed Initial Business Combination.

Additional Agreement to be executed at Closing

Amended and Restated Registration Rights Agreement

At the closing of the Initial Business Combination, the Purchaser will enter into an amended and restated registration rights agreement (the “Registration Rights Agreement”) with certain existing stockholders of Genesis Unicorn Capital Corp. with respect to certain shares and private units (and the private shares, private warrants and shares underlying the private warrants included therein) they own at the closing of the Initial Business Combination. The Registration Rights Agreement provides certain demand registration rights and piggyback registration rights to the securityholders, subject to underwriter cutbacks. The Purchaser will agree to pay certain fees and expenses relating to registrations under the Registration Rights Agreement.

Amendment of the Amended and Restated Certificate of Incorporation

Change in Extension of Time to Complete a Business Combination.

On February 14, 2023, at a special meeting of stockholders of the Company the stockholders voted upon and approved amendments (the “Extension Amendment Proposal”) to the Company’s amended and restated certificate of incorporation (the “Charter”) to permit the Board of Directors of the Company to extend the date by which the Company has to consummate a business combination twelve (12) times for an additional one (1) month each time from February 17, 2023 to February 17, 2024 (the termination date as ay be so extended, the “Extended Date”). The Company’s stockholders also approved an amendment (the “Trust Amendment Proposal”) to the Company’s investment management agreement, dated as of February 14, 2022 (the “Trust Agreement”) by and between the Company and Continental Stock Transfer & Trust Company, to provide that the time for the Company to complete its Initial Business Combination (the “Business Combination Period”) under the Trust Agreement for a period of 12 months from February 17, 2023 to February 17, 2024 and to the extent the Charter is amended to extend the Business Combination Period under the Trust Agreement by depositing into the trust account $0.06 per share for each issued and outstanding share of common stock issued in the IPO (each, a “Public Share”) that has not been redeemed for each one-month extension (each an “Extension Payment”).

Prior to the special meeting of stockholders to amend the Charter and the Trust Agreement, the Company had the right to extend the Business Combination Period from February 17, 2023 to August 17, 2023 (i.e., 18 months from the consummation of the Company’s IPO. The only way to extend the Business Combination Period from February 17, 2023 to August 17, 2023 for two (2) successive three-month periods without the need for a separate stockholder vote under the current Charter and Trust Agreement is for the Company’s sponsor or its affiliates or designees, upon five days’ advance notice, to deposit into the Trust Account $1,725,000 each time (i.e., $0.20 per issued and outstanding Public Share), on or prior to February 17, 2023 and May 17, 2023, respectively.

As a result of the approval of the Extension Amendment Proposal and the Trust Amendment Proposal, the Company will have the right to extend the Combination Period twelve (12) times for an additional one (1) month each time, from February 17, 2023 to February 17, 2024, provided that the Extension Payment of $0.06 per Public Share that has not been redeemed is deposited into the Trust Account each time at each extension election. The amount of funds deposited into the Trust account in connection with extensions of time to complete the Business Combination will be different than what would have been deposited into that account in the absence of the approval of the foregoing Proposals.

In connection with the stockholders’ vote at the Special Meeting, 3,177,941 shares were tendered for redemption. As a result of the redemption, we have outstanding 8,023,765 shares of common stock consisting of 5,867,515 shares of Class A common stock (including 5,447,059 shares of Class A common stock that are subject to redemption) and 2,156,250 shares of Class B common stock. As of March 8, 2023, the balance in the trust account was $55,566,189.

The Company’s management believes that it can close the Business Combination before February 17, 2024. Under the circumstances, Genesis Unicorn Capital, LLC (the “Sponsor”) wants to pay an extension amount up to $3,921,882 for the extension provided by the Charter and Trust Agreement.

Net Tangible Asset Requirement Amendment

On February 14, 2023, at the Special Meeting of Stockholders, Stockholders also approved the proposal to amend Section 9.2(a) of GUCC’s Amended and Restated Certificate of Incorporation by deleting the existing Section 9.2(a) and replacing it with the following: “9.2(a) Prior to the consummation of the initial Business Combination, the Corporation shall provide all holders of Offering Shares with the opportunity to have their Offering Shares redeemed upon the consummation of the initial Business Combination or upon the vote of a proposal to amend the Amended and Restated Certificate pursuant to, and subject to the limitations of, Sections 9.2(b) and 9.2(c) (such rights of such holders to have their Offering Shares redeemed pursuant to such Sections, the “Redemption Rights”) hereof for cash equal to the applicable redemption price per share determined in accordance with Section 9.2(b) hereof (the “Redemption Price”); provided, however, that the Corporation shall not redeem Offering Shares (i) in an amount that would cause the Corporation to have net tangible assets to be less than $5,000,001 (such limitation hereinafter called the “Redemption Limitation”) either immediately prior to or upon consummation of the initial Business Combination and after payment of any underwriters’ fees and commissions or any greater net tangible assets or cash requirement which may be contained in the agreement relating to the initial Business Combination, or (ii) otherwise is exempt from the provisions of Rule 419 promulgated under the Securities Act of 1933, as amended. Notwithstanding anything to the contrary contained in this Amended and Restated Certificate, there shall be no Redemption Rights or liquidating distributions with respect to any warrant issued pursuant to the Offering.”

On February 26, 2023, all parties of the Merger Agreement dated November 29, 2022, entered into an agreement to waive the NTA Requirement contained in Section 10.1(g) of the Merger Agreement.

Management Business Combination Experiences

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

We believe that there is a large pool of quality Initial Business Combination targets looking for exit opportunities with an increasing number of private equity (or PE) and venture capital (or VC) activities in the Americas, which provides us opportunities given what we believe are the limited exit options for mid-market companies in the region. Also, we believe that the technology and tech enabled industries in the Americas represent a particularly attractive deal sourcing environment that will allow us to leverage our team’s skill sets and experience to identify an Initial Business Combination which can potentially serve as a strong platform for future add-on acquisitions. We believe that the proposed Initial Business Combination with the Environmental Solutions Group Holdings Limited is consistent with the foregoing strategy of identifying technology and tech enabled industries.

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

●	Revenue and Earnings Growth Potential. We will seek to acquire one or more businesses that have the potential for significant revenue and earnings growth through a combination of both existing and new product development, increased production capacity, expense reduction and synergistic follow-on acquisitions resulting in increased operating leverage.

●	Potential for Strong Free Cash Flow Generation. We will seek to acquire one or more businesses that have the potential to generate strong, stable and increasing free cash flow. We intend to focus on one or more businesses that have the potential for predictable, recurring revenue streams and definable low working capital and capital expenditure requirements. We may also seek to prudently leverage this cash flow in order to enhance stockholder value.

●	Strong and Experienced Management. We will seek companies that have strong, experienced management teams in place, or are a platform to assemble an effective management team with a track record of driving growth and profitability. We will spend significant time assessing a company’s leadership and human fabric, and maximizing its efficiency over time.

●	Benefit from Being a Public Company. We intend to acquire one or more businesses that will benefit from being publicly traded and can effectively utilize the broader access to capital and the public profile that are associated with being a publicly traded company.

●	Defensible Market Position. We intend to acquire one or more businesses that have a defensible market position, with demonstrated advantages when compared to their competitors and which create barriers to entry against new competitors.

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

We have 12 months (or up to 24 months if we extend the period of time to consummate a Business Combination, as described in more detail below) from the consummation of our IPO to consummate our Initial Business Combination. Public stockholders will not be offered the opportunity to vote on or redeem their shares in connection with such extensions. If we are unable to consummate our Initial Business Combination within such time period, we will distribute the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account (net of taxes payable), pro rata to our public stockholders, by way of redemption of their shares, and thereafter cease operations except for the purpose of winding up our affairs, as further described herein. We expect the pro rata redemption price to be $10.15 per share (regardless of whether or not the underwriters exercise their over-allotment option), without taking into account any interest earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders.

As stated above, we will have 12 months from the consummation of our IPO to consummate our Initial Business Combination. However, if we anticipate that we may not be able to consummate our Initial Business Combination within 12 months, we may, but are not obligated to, extend the period of time to consummate a Business Combination up to twelve (12) successive monthly periods at our option, up to 24 months in total from the closing of the IPO, and provided further that our Sponsor deposits into the trust account the sum of $0.06 per share ($326,824 monthly extension fee as a result of recent redemption in connection with the Special Meeting), subject to our board of directors authorizing such extension and the Sponsor or its affiliates or designees depositing additional funds into the trust account as set out below. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, in order to extend the time available for us to consummate our Initial Business Combination, our board of directors would adopt a resolution approving such extension and our founders or their respective affiliates or designees (which may include the potential target business), upon five (5) days advance notice prior teach applicable deadline, must deposit into the trust account $326,824 ($0.06 per public share) for each monthly extension, up to an aggregate of $3,921,882, or $0.72 per public share (for an aggregate of twelve months), on or prior to the date of the applicable deadline, for each extension. The insiders or the Sponsor (or their respective affiliates or designees) providing such additional funds will receive non-interest bearing, unsecured promissory notes equal to the amount of any such deposit. The loan is be interest free and will not be repaid in the event that we are unable to close a Business Combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our Initial Business Combination, or, at the purchaser’s discretion, converted upon consummation of our Business Combination into additional units on the basis of $10.00 per private unit. Public stockholders will not be offered the opportunity to vote on or redeem their shares in connection with such extension. If we are unable to consummate our Initial Business Combination within such time period, we will distribute the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account (net of taxes payable), pro rata to our public stockholders, by way of redemption of their shares, and thereafter cease operations except for the purpose of winding up our affairs, as further described herein.

The Company’s management believes that it can close the Business Combination before February 17, 2024. Under the circumstances, Genesis Unicorn Capital, LLC (the “Sponsor”) wants to pay an extension amount up to $3,921,882 for the extension provided by the Charter and Trust Agreement.

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

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our Initial Business Combination until the expiration of the tender offer period. In addition, we will not redeem any public shares unless our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our Initial Business Combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our Initial Business Combination, or otherwise is exempt from the provisions of Rule 419 promulgated under the Securities Act of 1933, as amended. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the Initial Business Combination.

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

With funds in the trust account of approximately $55,566,189 available to use for a Business Combination, we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our Initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. In connection with any potential acquisition, we may be required to obtain acquisition financing. However, since we have no specific Business Combination under consideration, we have not taken any steps to secure third party financing and there can be no assurance that it will be available to us. We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our Business Combination, and we may effectuate our Business Combination using the proceeds of such offering rather than using the amounts held in the trust account.

We chose our net tangible asset threshold of $5,000,001 or otherwise is exempt from the provisions of Rule 419 promulgated under the Securities Act of 1933 in order to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, we may need to have more than $5,000,001 in net tangible assets upon consummation and this may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait up to 24 months from the closing of our IPO in order to be able to receive a pro rata share of the trust account.

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

As of March 8, 2023, we have 8,023,765 common stock issued and outstanding, consisting of 5,867,515 shares of Class A common stock issued and outstanding (including 377,331 private placement shares and 43,125 representative shares) and 2,156,250 shares of Class B common stock (sometimes referred to as “Founder Shares”). The Class B common stock is convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment. Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders and vote together as a single class, except as required by law. Unless specified by applicable law, our amended and restated certificate of incorporation or applicable stock exchange rules, the affirmative vote of a majority of our shares of common stock that are voted is required to approve any such matter voted on by our stockholders. Directors are elected for a term of one year. Our stockholders are entitled to receive ratable dividends when, as and if declared by the Board of Directors out of funds legally available therefor.

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of our Business Combination, including interest (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.15 per public share (subject to increase of up to an additional $0.72 per public share in the event that our Sponsor elects to extend the period of time to consummate a Business Combination).

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

If we do not complete a Business Combination within 12 months (or up to 24 months, as discussed above) from the closing of our IPO, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth (5th) anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

Item 1A. Risk Factors

As a smaller reporting company, we are not required to include risk factors in this Annual Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations.

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

General Risks Factors in Investing in a SPAC Entity and Completing a Business Combination

We are an early-stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are an early-stage company established under the laws of the State of Delaware with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our business combination with one or more target businesses. Although we have entered into an agreement for a business combination as described above, consummation of the transactions contemplated by such agreements are subject to customary conditions of respective parties including the approval of the Merger Agreement by our shareholders, and minimum net tangible assets immediately after the closing. Accordingly, we may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

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

Unlike other blank check companies in which the initial stockholders agree to vote their Sponsor shares in accordance with the majority of the votes cast by the public stockholders in connection with an Initial Business Combination, our Sponsor, officers and directors have agreed (and any permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote any Sponsor shares held by them, as well as any public shares purchased during or after our IPO, in favor of our Initial Business Combination. We expect that our Sponsor and its permitted transferees will own approximately 31.58% of our issued and outstanding shares at the time of any such stockholder vote (taking into account shares of Class A common stock underlying units purchased in the private placement and the shares of Class B common stock held by our initial stockholders but not taking into account shares issuable upon exercise of private placement warrants and assuming it did not purchase units in our IPO). As a result, in addition to our initial stockholder’s Founder Shares and shares of Class A common stock purchased by the Sponsor in the private placement, we would need only 1,478,303 shares, or approximately 18.42%, of the total issued and outstanding shares of common stock after the completion of our IPO to be voted in favor of a transaction in order to have our Initial Business Combination approved, which requires the affirmative vote of a majority of the shares of common stock that are voted a meeting of our stockholders to approve a Business Combination.

Our Sponsor has the right to extend the term we have to consummate our Business Combination, without providing our stockholders with redemption rights.

We will have until 12 months from the closing of our IPO to consummate our Initial Business Combination. Our board of directors may extend the period of time to consummate a Business Combination up to twelve (12) successive monthly extension (for a total of up to 24 months to complete a Business Combination), subject to the authorization by our board of directors and the deposit of additional funds into the trust account by our Sponsor or its affiliates or designees as described elsewhere in this Report. Our stockholders will not be entitled to vote or redeem their shares in connection with any such extension. In order for the time available for us to consummate our Initial Business Combination to be extended, our Sponsor or its affiliates or designees must deposit into the trust account $326,824 ($0.06 per public share) for each monthly extension, on or prior to the date of the applicable deadline, up to an aggregate of $3,921,882, or $0.72 per public share if we extend for the full twelve (12) months extension.

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

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete our Business Combination within 12 months from the closing of our IPO (or up to 24 months from the closing of our IPO if we extend the period of time to consummate a Business Combination, as described in more detail in this report). Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our Business Combination with that particular target business, we may be unable to complete our Business Combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our Business Combination on terms that we would have rejected upon a more comprehensive investigation.

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

Our Sponsor, officers and directors have agreed that we must complete our Business Combination within 12 months from the closing of our IPO (or up to 24 months from the closing of our IPO if we extend the period of time to consummate a Business Combination). We may not be able to find a suitable target business and complete our Business Combination within such time period. If we have not completed our Business Combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less interest to pay dissolution expenses) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.15 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.15 per share on the redemption of their shares. If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.15 per share.

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

We will have until 12 months from the closing of our IPO to consummate our Initial Business Combination. However, if we anticipate that we may not be able to consummate our Initial Business Combination within 12 months, we may extend the period of time to consummate a Business Combination up to twelve (12) successive one-month periods (for a total of up to 24 months to complete a Business Combination), subject to our board of directors authorizing such extension and the Sponsor depositing additional funds into the trust account as described elsewhere in this report. However, our Sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our Initial Business Combination. If we are unable to consummate our Initial Business Combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants will be worthless.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an Initial Business Combination, and then only in connection with those shares of common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our Amended and Restated Certificate of Incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our Initial Business Combination within 12 months (or 24 months if extended) from the closing of our IPO and (iii) the redemption of our public shares if we are unable to complete an Initial Business Combination within 12 months (or 24 months if extended) from the closing of our IPO, subject to applicable law and as further described herein. In addition, if we have not completed an Initial Business Combination within the required time period for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond the end of such period before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

If the net proceeds of our IPO not being held in the trust account are insufficient to allow us to operate for at least the next 12 months (or up to 24 months from the closing of our IPO if we extend the period of time to consummate a Business Combination), we may be unable to complete our Business Combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the next 12 months (or up to 24 months from the closing of our IPO if we extend the period of time to consummate a Business Combination), assuming that our Business Combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. We may need to borrow funds from our founders, officers or directors or their affiliates to operate or may be forced to liquidate. Our founders, officers, directors and their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount that they deem reasonable in their sole discretion for our working capital needs. Each working capital loan would be evidenced by a promissory note. The working capital notes would either be paid upon consummation of our Initial Business Combination, without interest, or, at holder’s discretion, an amount not to exceed $1,500,000, may be converted into working capital units at a price of $10.00 per unit, which units would be identical to the private placement units. with an exercise price of $11.50 per share. We may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that, upon the closing of our IPO, the funds available to us outside of the trust account, will be sufficient to allow us to operate for at least the next 12 months (or up to 24 months from the closing of our IPO if we extend the period of time to consummate a Business Combination); however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our Business Combination, our public stockholders may receive only approximately $10.15 per share (or less in certain circumstances) on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.15 per share on the redemption of their shares. If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.15 per share.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where Genesis Unicorn Capital Corp. management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our Business Combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.15 per share initially held in the trust account, due to claims of such creditors.

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

If we are unable to consummate our Business Combination within 12 months (or up to 24 months from the closing of our IPO if we extend the period of time to consummate a Business Combination) of the closing of our IPO, our public shareholders may be forced to wait beyond such 12 months (or up to 24 months) before redemption from our trust account.

If we are unable to consummate our Business Combination within 12 months from the closing of our IPO (or up to 24 months from the closing of our IPO if we extend the period of time to consummate a Business Combination), we will distribute the aggregate amount then on deposit in the trust account (less the net interest earned thereon to pay dissolution expenses), pro rata to our public stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. If we are required to windup, liquidate the trust account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of applicable Delaware law. In that case, investors may be forced to wait beyond the 12 months (or up to 24 months if we extend) before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. Only after the expiration of this full time period will public security holders be entitled to distributions from the trust account if we are unable to complete a Business Combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate your investment, public security holders may be forced to sell their public shares or warrants, potentially at a loss. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our Business Combination prior thereto and only then in cases where investors have sought to redeem their shares of common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we are unable to complete our Business Combination.

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

If we are unable to complete an Initial Business Combination within the required time period and the funds held in the trust account are redeemed, the public warrants will expire and holders of such securities will not receive any of the amounts held in the trust account in exchange for their public warrants.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 125,000,000 shares of Class A common stock, $0.0001 par value per share, 12,500,000 shares of Class B common stock, $0.0001 par value per share and 1,250,000 shares of preferred stock, $0.0001 par value. As of March 8, 2023, we have (i) 119,132,485 authorized but unissued shares of Class A common stock available for issuance (after appropriate reservation for the issuance of the shares underlying the public and private warrants and the outstanding shares of Class B common stock, but excluding any working capital units) and (ii) 10,343,750 authorized but unissued shares of Class B common stock available for issuance. Although we have no commitment as of the date of this report, we may issue a substantial number of additional shares of common stock or preferred stock, or a combination of shares of common stock and preferred stock, to obtain additional working capital or to complete a Business Combination. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our Initial Business Combination.

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

Of the net proceeds from our IPO and the sale of the private placement units, $55,566,189 is available to complete our Business Combination and pay related fees and expenses. We may effectuate our Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our Business Combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

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

Upon the closing of our IPO, our initial stockholders own shares representing approximately 31.58% of our issued and outstanding shares of common stock (including the placement shares to be issued to the sponsor and assuming they did not purchase any units in our IPO). Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders had purchased any units in our IPO or if our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our Initial stockholders, is and will be divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our Initial Business Combination, in which case all of the current directors will continue in office until at least the completion of the Initial Business Combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our Initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our Initial Business Combination.

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

Our operations are dependent upon a relatively small group of individuals and, in particular, Mr. Lui and our other officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our Business Combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

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

As of the date of this annual report, our Sponsor, officers and directors and their affiliates owned approximately 31.58% of our issued and outstanding shares of common stock (excluding accounting for any private warrants). Further, our Sponsor, officers, directors or their affiliates could determine in the future to purchase our securities in the open market or in private transactions, to the extent permitted by law, to increase their holdings in order to influence the vote or magnitude of the number of stockholders seeking to tender their shares to us. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.15 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless. In connection with any vote for a proposed Business Combination, our Sponsor officers and directors have agreed to vote their Sponsor shares, as well as any public shares acquired in or after our IPO in favor of any proposed Business Combination.

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

The Founder Shares are identical to the shares of common stock included in the units being sold in our IPO except that (i) the Founder Shares are shares of Class B common stock that automatically convert into shares of our Class A common stock at the time of consummation of our Initial Business Combination, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights; (ii) the founder shares are subject to certain transfer restrictions; and (iii) our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed (A) to waive their redemption rights with respect to their Founder Shares, private placement shares and public shares in connection with the completion of our Business Combination, (B) to waive their redemption rights with respect to any Founder Shares, private placement shares and public shares held by them in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (x) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an Business Combination or to redeem 100% of our public shares if we have not consummated our Business Combination within the timeframe set forth therein or (y) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity and (C) to waive their rights to liquidating distributions from the trust account with respect to their Founder Shares and private placement shares if we fail to complete our Business Combination within 12 months from the closing of our IPO (or up to 24 months from the closing of our IPO if we extend the period of time to consummate a Business Combination) (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our Business Combination within the prescribed time frame).

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

In order to effectuate an Initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of Business Combination, increased redemption thresholds, extended the time to consummate an Initial Business Combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation will require the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least a majority of the public warrants (which may include public units acquired by our sponsor or its affiliates in our IPO or thereafter in the open market). In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our Initial Business Combination or certain amendments to our amended and restated certificate of incorporation prior thereto or to redeem 100% of our public shares if we do not complete an Initial Business Combination within 12 months from the closing of our IPO (or up to 24 months from the closing if extended) or (B) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an Initial Business Combination in order to effectuate our Initial Business Combination. To the extent any such amendment would be deemed to fundamentally change the nature of any of the securities offered through our IPO prospectus, we would register, or seek an exemption from registration for, the affected securities.

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

Our amended and restated certificate of incorporation will provide that any of its provisions related to pre-Initial Business Combination activity (including the requirement to deposit proceeds of our IPO and the sale of the placement units into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of at least 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation. Our initial stockholders, who collectively beneficially own approximately 31.58% of our common stock upon the closing of our IPO (including the placement shares to be issued to the sponsor and assuming they did not purchase any units in the IPO), will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-Initial Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete an Initial Business Combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our Initial Business Combination or certain amendments to our amended and restated certificate of incorporation prior thereto or to redeem 100% of our public shares if we do not complete an Initial Business Combination within 12 months from the closing of our IPO (or up to 24 months from the closing if extended) or (ii) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our Sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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

Holders

As of March 10, 2023, there were two holders of record of our Units, three holders of record of our Class A common stock, ten holders of record of our Class B common stock, and two holders of record of our warrants.

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

In addition, at the time of our IPO completed on February 17, 2022, our Sponsor purchased an aggregate of 377,331 private placement units at a price of $10.00 per unit at a price of $10.00 per unit for an aggregate purchase price of $3,773,310. Each unit consists of one share of Class A common stock and one private placement warrant, and each private placement warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per whole share in a private placement that closed simultaneously with the closing of the IPO. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales.

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

Item 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Annual Report”) to “we,” “us” or the “Company” refer to Genesis Unicorn Capital Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Genesis Unicorn Capital, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a blank check company formed under the laws of the State of Delaware on February 23, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more target businesses. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering ( the “Initial Public Offering”) and the sale of the private placement units, as well as shares of our capital stock, debt, or a combination of cash, stock and debt. We expect to continue to incur significant costs in the pursuit of our acquisition plans and we cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from February 23, 2021 (inception) through December 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering described below, and, since the closing of the Initial Public Offering, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on investments held in our trust account (the “Trust Account”) after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net loss of $519,798, which resulted from operating and formation costs of $1,369,689, income tax expense of $227,000 and franchise tax expense of $204,153, partially offset by gains on investments held in the Trust Account of $1,281,044.

For the period from February 23, 2021 (inception) through December 31, 2021, we had a net loss of $16,778 which resulted entirely from operating and formation costs.

Liquidity, Going Concern and Capital Resources

On February 17, 2022, we consummated the Initial Public Offering of 8,625,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including 1,125,000 Units that were issued pursuant to the underwriters exercise of their over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $ 86,250,000.

Simultaneously with the consummation of the closing of the Initial Public Offering, the Company consummated the private placement of an aggregate of 377,331 units (the “Private Placement Units”) the Sponsor, at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $3,773,310 (the “Private Placement”).

For the year ended December 31, 2022, net cash used in operating activities was $1,068,337 which was due to our net loss of $519,798, partially offset by changes in working capital of $732,505, and gains on investments held in the Trust Account of $1,281,044.

For the period from February 23, 2021 (inception) through December 31, 2021, net cash used in operating activities was $16,778, which was due to our net loss of $16,778.

For the year ended December 31, 2022, net cash used in investing activities of $87,543,750 was the result of the amount of net proceeds from the Initial Public Offering being deposited to the Trust Account.

For the period from February 23, 2021 (inception) through December 31, 2021, we had no cash flows from investing activities.

For the year ended December 31, 2022, net cash provided by financing activities was $88,700,691, which was due to proceeds from the Initial Public Offering, net of cash underwriting discounts and offering costs paid of $84,851,528, proceeds from the sale of the Private Placement Units of $3,773,310 and proceeds from the issuance of the promissory note with our Sponsor of $259,606, offset in part by the repayment of the promissory note with our Sponsor of $183,753.

For the period from February 23, 2021 (inception) through December 31, 2021, net cash provided by financing activities of $26,428 was the result of proceeds from the issuance of Class B common stock to our Sponsor of $25,000 and proceeds from issuance of the promissory note of $1,428.

As of December 31, 2022, we had cash of $98,254 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with our Initial business combination, we issued an amended and restated promissory note of $2,000,000 to our Sponsor on March 1, 2023 (the “2023 Note”). The 2023 Note amended and restated the promissory note dated October 12, 2022. The 2023 Note bears no interest and the principal balance of the 2023 Note shall be payable by us on the earlier of: (i) February 17, 2024 or (ii) the date on which the Company consummates the business combination. We may request up to Two million ($2,000,000) for costs reasonably related to our transaction cost and extension fee. If we complete our Initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our Initial business combination. The units would be identical to the Placement Units. Other than as described above, the terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2022 and December 31, 2021.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

This Item is not applicable as we are a smaller reporting company.

As of December 31, 2022, we were not subject to any market or interest rate risk. The net proceeds of our Initial Public Offering completed February 17, 2022, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Position

Adeoye Olukotun	77	Chief Executive Officer

Samuel Lui	48	President, Chief Financial Officer, Director

Niel Starksen	66	Chief Scientific Officer

Juan Fernandez Pascual	48	Chief Operating Officer

Grainne Coen	50	Director and Co-Chairman

Ernest Fong	51	Director and Co-Chairman

Chung Fan Cheng	42	Director

Teck-Yong Heng	48	Director

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

Samuel Lui

Samuel Lui has served as our President, Chief Financial Officer and director since October 2021. Mr. Lui has over 24 years of experience in capital markets, investment banking, private equity, accounting and auditing. Since July 2016, he has been the founder and managing director of LV Capital Limited, a private investment company focused on later stage/pre-IPO investments and specializes in helping investee companies to list on major exchanges such as Nasdaq and The Stock Exchange of Hong Kong Limited (“HKEX”). Since December 2011, he has served as a board member of the private equity funds at Rockstead Capital Private Limited, a registered fund management company under the Monetary Authority of Singapore. Since November 2016, he has also been a non-executive director of EFT Solutions Holdings Limited (HKEX:8062). From December 2013 to May 2015, Mr. Lui was the chief financial officer of ELL Environmental Holdings Limited (HKEX: 1395). From May 2007 to May 2009, Mr. Lui was a director within the financial sponsors group, investment banking division of Merrill Lynch in Hong Kong and Singapore. Prior to that, Mr. Lui worked as an assistant director of the financial sponsors group at ABN AMRO Bank N.V., Hong Kong branch, from August 2005 to April 2007. From July 2004 to August 2005, Mr. Lui was a vice president at the project finance and advisory department of Société Générale Asia Limited. Prior to that, Mr. Lui served as a manager of project and export finance at The Hongkong and Shanghai Banking Corporation Limited from May 2003 to June 2004. From August 1998 to April 2003, Mr. Lui worked in the audit and corporate finance departments of Arthur Andersen and Ernest & Young in Singapore. Mr. Lui obtained a bachelor degree in accountancy from Nanyang Technological University in Singapore in July 1998. Mr. Lui has been a member of the Institute of Singapore Chartered Accountants since October 2002.

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

Chung Fan Cheng

Chung Fan Cheng is one of our independent directors and was appointed to such position in February 2022. Mr. Cheng has over 18 years of experience in capital markets, corporate strategy, private equity, family office and entrepreneurship. Since Feb 2019, Mr. Cheng has served as the Chief Investment Officer of BlueTop Group, a Hong Kong based family office with core focus in education, human capital and technology. Mr. Cheng also serves as a non-executive director of Tsui Wah Restaurant Group (HKEX:1314) since November 2016, and a director of Esperanza Limited, founded by the former financial secretary of Hong Kong, since July 2021. Mr. Cheng’s prior work includes management roles with Sail Global Capital from September 2017 to December 2018, Hao Tian International Securities from September 2016 to August 2017, and KGI Asia from April 2013 to September 2016. Mr. Cheng is an Engineer by training and holds a M.Sc. Engineering Enterprise Management, HKUST, Hong Kong and B.Sc. Engineering (1st Honors), Queen’s University, Canada.

Teck-Yong Heng

Teck-Yong Heng is one of our independent directors and was appointed to such position in February 2022. Mr. Heng will bring in more than 21 years of private equity and M&A experience to the Company. Mr. Heng is a venture partner of 58.com’s Investment Fund focusing on venture capital and private equity investments in the TMT and Consumer sectors since August 2021. Prior to joining in 58.com, Mr. Heng has operated C-Squared Partners, a China focused consumer sector private equity fund since May 2018. From August 2016 to May 2018, Mr. Heng was a managing director in Qianhai Ark Asset Management, a fund with approximately $4.5 billion under management. Prior to Qianhai Ark, Mr. Heng worked at Pavilion Capital (an affiliated entity of Temasek Holdings) from September 2012 to July 2016, Temasek Holdings from October 2004 to September 2012, Cambridge Associates from July 2003 to October 2004, Singapore Power International from June 2001 to July 2003, and Arthur Andersen from July 1998 to May 2001. Mr. Heng has also served as independent director for LiXiang Education Holding Co. Ltd. (NASDAQ: LXEH) since October 2020, and an independent director for WiMi Hologram Cloud Inc. (NASDAQ: WIMI) since May 2021. Mr. Heng is also a director of another SPAC entity, Broad Capital Acquisition Corp. which completed its initial public offering in January 2022. Mr. Heng graduated from Nanyang Technological University with a bachelor’s degree in Accountancy (with Honors) and is a graduate of Harvard Business School’s General Management Program. He is a Chartered Financial Analyst (CFA), Chartered Accountant (CA), Chartered International M&A Charterholder, and a member of Singapore Institute of Directors.

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

Number and Terms of Office of Officers and Directors

We currently have five (5) directors. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. Pursuant to our amended and restated certificate of incorporation, the Board is comprised of the following three classes: (i) the term of office of the first class of directors, Class 1, consists of Messrs. Chung Fan Cheng, and Teck-Yong Heng and will expire on the earlier of one (1) year following the closing of the IPO or at our first annual meeting of stockholders; (ii) the term of office of the second class of directors, Class 2, consists of Ms. Coen and Mr. Fong and will expire on the earlier of two (2) years following the closing of the IPO or at our second annual meeting of stockholders; and (iii) the term of office of the third class of directors, Class 3, consists of Mr. Lui and will expire on the earlier of three (3) years following the closing of the IPO or at our third annual meeting of stockholders.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that, during the fiscal year ended December 31, 2022, our sponsor, directors, executive officer, and ten percent stockholders complied with all Section 16(a) filing requirements, except that the reports on Form 3 and Form 4 filed by our Sponsor and president were inadvertently tardy and were filed on March 4, 2022.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of March 8, 2023 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect beneficial ownership of the warrants included in the units offered in our IPO and private placement as these warrants are not exercisable within 60 days of the date of this Annual Report on Form 10-K. The percentage beneficial ownership of our common stock is based on 8,023,765 shares of common stock issued and outstanding as of March 8, 2023, consisting of 5,867,515 shares of Class A common stock and 2,156,250 shares of Class B common stock (assuming all of the shares of Class A common stock are separated from the units).

Name and Address of Beneficial Owner(1)	Number of Shares of Class A Common Stock Beneficially Owned	Number of Shares of Class B Common Stock Beneficially Owned (2)	Approximate Percentage of Outstanding Shares

Founders, Directors and Executive Officers

Genesis Unicorn Capital, LLC (3)	377,331	1,953,250	29.04%
Adeoye Olukotun	——	30,000	*
Samuel Lui(3)	377,331	1,953,250	29.04%
Niel Starksen	——	20,000	*
Juan Fernandez Pascual (4)	——	20,000	*
Grainne Coen	——	30,000	*
Ernest Fong	——	30,000	*
Chung Fan Cheng	——	25,000	*
Teck-Yong Heng	——	25,000	*
All directors and officers as a group (eight individuals)	377,331	2,133,250	31.58%

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Shares

5% or greater beneficial owners

Boothbay Fund Management, LLC (5)	620,000	7.73%
Hudson Bay Capital Management LP (6)	625,000	7.79%
ATW SPAC Management LLC (7)	620,000	7.73%
Karpus Investment Management (8)	579,996	7.23%
Mizuho Financial Group, Inc. (9)	630,000	7.85%

* Less than one percent.

(1)	Unless otherwise indicated, the business address of each of our officers, directors and Sponsor is 281 Witherspoon Street, Suite 120, Princeton, New Jersey 08540.
(2)	Interests shown consist solely of Founder Shares, classified as shares of Class B common stock. Founder Shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment, as described in the section of the Initial Public Offering prospectus entitled “Description of Securities”.
(3)	Genesis Unicorn Capital, LLC, our Sponsor, is the record holder of the securities reported herein. Samuel Lui, is the sole member and manager of our Sponsor. By virtue of this relationship, Samuel Lui, our president, chief financial officer and a director, may be deemed to share beneficial ownership of the securities held of record by our Sponsor.

(4)	Excludes an aggregate of 30,000 Founder Shares presently held by our Sponsor which our Sponsor has contractually agreed (in a separate agreement with Mr. Pascual) to transfer to Mr. Pascual at the time of our Business Combination.
(5)	Number of shares beneficially owned by the named stockholder is based on Schedule 13G filed by the named stockholder. The securities are held by one or more private funds (the “Funds”), which are managed by Boothbay Fund Management, LLC, a Delaware limited liability company (the “Adviser”). Ari Glass is the Managing Member of the Adviser. Certain subadvisors (“Subadvisors”) have been delegated the authority to act on behalf of the Funds, including exclusive authority to vote and/or direct the disposition of certain Shares held by the Fund, and such Shares may be reported in regulatory filings made by such Subadvisors. This report shall not be deemed an admission that the Adviser, the Funds or any other person is the beneficial owner of the securities reported herein for purposes of Section 13 of the Exchange Act, or for any other purpose. Each of the persons named herein disclaims beneficial ownership of the securities reported herein except to the extent of the reporting person’s pecuniary interest therein. The address of the listed stockholder is 140 East 45th Street, 14th Floor, New York, NY 10017.
(6)	Based on Schedule 13G filed by the named stockholder on February 8, 2023.
(7)	Based on Schedule 13G filed by the name stockholder on February 14, 2023.
(8)	Based on Schedule 13G filed by the name stockholder on February 14, 2023.
(9)	Based on Schedule 13G filed by the name stockholder on February 14, 2023.

After giving effect to the issuance of Founder Shares and the sale of the placement units, our initial stockholders (Sponsor, directors and advisors) will own approximately 31.58% of the outstanding common stock following our IPO. Because of this ownership block, our initial stockholders and the holders of placement shares will have significant influence over the outcome of all matters requiring approval by our stockholders, including the election of directors, amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions other than approval of our Initial Business Combination. The initial stockholders have agreed (A) to vote any shares owned by them in favor of any proposed Initial Business Combination and (B) not to redeem any shares in connection with a stockholder vote to approve a proposed Initial Business Combination.

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

Our Sponsor purchased simultaneously at the time of the completion of the IPO an aggregate of 377,331 placement units at a price of $10.00 per unit for an aggregate purchase price of $3,773,310. There will be no redemption rights or liquidating distributions from the trust account with respect to the Founder Shares, placement shares or placement warrants. The placement warrants will expire worthless if we do not complete an Initial Business Combination within 12 months from the closing of the IPO (or up to 24 months from the closing of the IPO if extended pursuant to the terms as described elsewhere in this Report).

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

Item 14. Principal Accounting Fees and Services.

The firm of MaloneBailey, LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to MaloneBailey, LLP for services rendered.

Audit Fees. For the period from February 23, 2021 (inception) through December 31, 2021, fees for our independent registered public accounting firm were approximately $85,000, for the services MaloneBailey, LLP performed in connection with our Initial Public Offering and the audit of our December 31, 2021 financial statements included in this Annual Report on Form 10-K. The aggregate fees billed by MaloneBailey, LLP for professional services rendered in connection with our Initial Public Offering and for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2022 totaled $62,500.

Audit-Related Fees. For the period from February 23, 2021 (inception) through December 31, 2021 and for the year ended December 31, 2022, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the period from February 23, 2021 (inception) through December 31, 2021 and for the year ended December 31, 2022, the aggregate fees billed by MaloneBailey, LLP for the tax filing were $0 and $3,000, respectively.

All Other Fees. For the period from February 23, 2021 (inception) through December 31, 2021 and for the year ended December 31, 2022, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated February 14, 2022, by and among the Company and EF Hutton, division of Benchmark Investments LLC as representative of the underwriters. ****
2.1	Merger Agreement dated November 29, 2022, by and among the Company, ESGL Holdings Limited, ESGH Merger Sub Corp., Environmental Solutions Group Holdings Limited and the Shareholder Representative. *****
3.1	Amended and Restated Certificate of Incorporation. ****
3.2	By-laws.*******
3.3	Amendment to the Amended and Restated Certificate of Incorporation of GUCC dated February 14, 2023.******
4.1	Specimen Unit Certificate.***
4.2	Specimen Common Stock Certificate.***
4.3	Specimen Warrant Certificate.***
4.4	Warrant Agreement, dated February 14, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.****
4.5	Description of Securities.*
10.1	Letter Agreement, dated February 14, 2022, by and among the Company, its officers and independent directors and the Sponsor.****
10.2	Investment Management Trust Agreement, dated February 14, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.****
10.3	Registration Rights Agreement, dated February 14, 2022, by and among the Company, the Sponsor and the other holders party thereto.****
10.4	Private Placement Unit Subscription Agreement, dated February 14, 2022, by and between the Company and the Sponsor.****
10.5	Representative Share Purchase Agreement Letter Agreement, dated as of February 14 2022, between the Company and the Sponsor.****
10.6	Indemnity Agreement, dated as of February 14, 2022, between the Company, its officers and directors.****
10.7	Administrative Support Agreement, dated as of February 14, 2022 by and between the Company and the Sponsor. ****
10.8	Form of Lock-Up Agreement dated November 29, 2022.*****
10.9	Shareholder Support Agreement dated November 29, 2022 by and among the Company and certain holders of Genesis Unicorn Capital Corp. common stock.*****
10.10	Sponsor Support Agreement dated November 29, 2022 by and among the Company and certain holders of Genesis Unicorn Capital Corp. common stock.*****
10.11	Amendment to the Investment Management Trust Agreement dated February 14, 2023.*
10.12	Promissory Note dated October 12, 2022.*
10.13	Amended and Restated Promissory Note dated March 1, 2023.*

10.14	Amendment to the Investment Management Trust Agreement, dated as of February 14, 2022, between GUCC and Continental Stock Transfer & Trust Company dated February 14, 2023. ******
10.15	Waiver under the Merger Agreement dated February 26, 2023.*
14	Code of Ethics.***
24	Power of Attorney (included on signature page of this report) *
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) *

*	Filed herewith.
**	Furnished herewith.
***	Previously filed with the Securities and Exchange Commission as an exhibit to our Registration Statement on Form S-1/A as filed on November 10, 2021 and declared effective on February 14, 2022 and incorporated herein by reference.
****	Previously filed with that certain Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2022, and incorporated herein by reference.
*****	Previously filed with that certain Current Report on Form 8-K filed with the Securities and Exchange Commission on November 29, 2022 and incorporated herein by reference.
******	Previously filed with that certain Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2023 and incorporated herein by reference.
*******

Previously filed with the Securities and Exchange Commission as an exhibit to our Registration Statement on Form S-1/A as filed on January 28, 2022 and declared effective on February 14, 2022 and incorporated herein by reference.

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

Dated: March 10, 2023

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title and Capacity	Date

/s/ Samuel Lui	President, Chief Financial Officer and Director	March 10, 2023
Samuel Lui	(Principal Accounting Officer)

/s/ Adeoye Olukotun	Chief Executive Officer	March 10, 2023
Adeoye Olukotun	(Principal Executive Officer)

/s/Grainne Coen	Director	March 10, 2023
Grainne Coen

/s/Ernest Fong	Director	March 10, 2023
Ernest Fong

/s/ Chung Fan Cheng	Director	March 10, 2023
Chung Fan Cheng

/s/Teck-Yong Heng	Director	March 10, 2023
Teck-Yong Heng

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Genesis Unicorn Capital Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Genesis Unicorn Capital Corp. (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ equity, and cash flows for year ended as of December 31, 2022 and for the period from February 23, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from February 23, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
Houston, Texas
March 10, 2023

PART 1 - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

GENESIS UNICORN CAPITAL CORP.

BALANCE SHEETS

	December 31, 2022	December 31, 2021
Assets:
Current assets:
Cash	$98,254	$9,650
Prepaid expenses – current	157,134	—
Deferred offering costs	—	172,719
Total current assets	255,388	182,369
Prepaid expenses – noncurrent	19,007	—
Investments held in Trust Account	88,824,794	—
Total Assets	$89,099,189	$182,369

Liabilities and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$23,474	$—
Accrued expenses	448,172	—
Accrued expenses - related party	10,000	—
Franchise tax payable	200,000	—
Income tax payable	227,000	—
Promissory note - related party	250,000	174,147
Total current liabilities	1,158,646	174,147
Deferred underwriting commissions payable	2,803,125	—
Total Liabilities	3,961,771	174,147

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption; 8,625,000 and no shares at redemption value of $10.24 per share at December 31, 2022	88,297,794	—

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,250,000 shares authorized; none issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 125,000,000 shares authorized; 420,456 and no shares issued and outstanding, excluding 8,625,000 and no shares subject to redemption at December 31, 2022 and December 31, 2021, respectively	42	—
Class B common stock, par value $0.0001; 12,500,000 shares authorized; 2,156,250 issued and outstanding at December 31, 2022 and December 31, 2021	216	216
Additional paid-in capital	—	24,784
Accumulated deficit	(3,160,634)	(16,778)
Total Stockholders’ Equity (Deficit):	(3,160,376)	8,222
Total Liabilities and Stockholders’ Equity (Deficit):	$89,099,189	$182,369

GENESIS UNICORN CAPITAL CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2022	For the Period from February 23, 2021 (Inception) Through December 31, 2021
Operating costs	$1,369,689	$16,778
Franchise tax expense	204,153	—
Loss from operations	(1,573,842)	(16,778)
Investment income earned on investments held in Trust Account	1,281,044	—
Net loss before income taxes	(292,798)	(16,778)
Income tax expense	(227,000)	—
Net loss	$(519,798)	$(16,778)

Basic and diluted weighted average shares outstanding, Class A common stock	7,855,917	—
Basic and diluted net loss per share, Class A common stock	$(0.05)	$—
Basic and diluted weighted average shares outstanding, Class B common stock	2,119,263	1,875,000
Basic and diluted net loss per share, Class B common stock	$(0.05)	$(0.01)

GENESIS UNICORN CAPITAL CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

YEAR ENDED DECEMBER 31, 2022

	Class A common stock		Class B common stock		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - January 1, 2022	—	$—	2,156,250	$216	$24,784	$(16,778)	$8,222
Sale of Units in Initial Public Offering, net of offering costs	8,625,000	863	—	—	84,677,946	—	84,678,809
Class A Common Stock subject to possible redemption	(8,625,000)	(863)	—	—	(87,542,887)	—	(87,543,750)
Sale of Private Placement Units	377,331	38	—	—	3,773,272	—	3,773,310
Representative shares	43,125	4	—	—	(4)	—	—
Deferred underwriting commission	—	—	—	—	(2,803,125)	—	(2,803,125)
Re-classification	—	—	—	—	1,870,014	(1,870,014)	—
Remeasurement of Class A common stock to redemption amount	—	—	—	—	—	(754,044)	(754,044)
Net loss	—	—	—	—	—	(519,798)	(519,798)
Balance - December 31, 2022	420,456	$42	2,156,250	$216	—	$(3,160,634)	$(3,160,376)

FOR THE PERIOD FROM FEBRUARY 23, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A common stock		Class B common stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - February 23, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor(1)	—	—	2,156,250	216	24,784	—	25,000
Net loss	—	—	—	—	—	(16,778)	(16,778)
Balance - December 31, 2021	—	$—	2,156,250	$216	$24,784	$(16,778)	$8,222

(1)	On November 19, 2021, the Company cancelled 718,750 shares of Class B common stock, resulting in an aggregate of 2,156,250 Founder Shares of Class B common stock issued and outstanding, of which 281,250 shares were subject to forfeiture. All shares and associated amounts have been retroactively restated to reflect the surrender of these shares.

GENESIS UNICORN CAPITAL CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2022	For the Period from February 23, 2021 (Inception) Through December 31, 2021
Cash Flows from Operating Activities:
Net loss	$(519,798)	$(16,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on investments held in Trust Account	(1,281,044)	—
Changes in operating assets and liabilities:
Prepaid expenses	(176,141)	—
Accounts payable	23,474	—
Accrued expenses	448,172	—
Accrued expenses - related party	10,000	—
Franchise tax payable	200,000	—
Income tax payable	227,000	—
Net cash used in operating activities	(1,068,337)	(16,778)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(87,543,750)	—
Net cash used in investing activities	(87,543,750)	—

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	259,606	1,428
Repayment of promissory note - related party	(183,753)	—
Proceeds from initial public offering, net of underwriting discount and offering costs paid	84,851,528	—
Proceeds from sale of private placement units	3,773,310	—
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Net cash provided by financing activities	88,700,691	26,428

Net Change in Cash	88,604	9,650
Cash - Beginning of period	9,650	—
Cash - End of period	$98,254	$9,650

Supplemental disclosures of non-cash investing and financing activities:
Deferred underwriting commissions payable	$2,803,125	$—
Initial Classification of Class A common stock subject to redemption	$87,543,750	$—
Remeasurement of Class A common stock to redemption amount	$754,044	$—
Deferred offering costs paid by promissory note - related party	$—	$172,719

GENESIS UNICORN CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from February 23, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31st as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

Simultaneously with the consummation of the closing of the Initial Public Offering, the Company consummated the private placement of an aggregate of 377,331 units (the “Private Placement Units”) to the Sponsor, at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $3,773,310 (the “Private Placement”) (see Note 4).

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

GENESIS UNICORN CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

GENESIS UNICORN CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

The Merger Agreement

On November 29, 2022, we entered into an agreement and plan of merger (the “Merger Agreement”) with EGSL Holdings Limited, a Cayman Islands exempted company, and wholly-owned subsidiary of the Company (the “Purchaser”), ESGH Merger Sub Corp., a Cayman Islands exempted company and a wholly-owned subsidiary of Purchaser (“Merger Sub”), Environmental Solutions Group Holdings Limited, a Cayman Islands exempted company (“ESGL”), and Quek Leng Chuang, solely in his capacity as the shareholder representative, agent and attorney-in-fact of the shareholders of ESGL (the “Shareholder Representative”). Upon the closing of the transactions contemplated by the Merger Agreement, (a) the Company will be merged with and into the Purchaser (the “Redomestication Merger”), with the Purchaser surviving the Redomestication Merger; and (b) Merger Sub will be merged with and into ESGL (the “Acquisition Merger”), with ESGL surviving the Acquisition Merger as a direct wholly-owned subsidiary of the Purchaser (collectively, the Redomestication Merger and the Acquisition Merger are the “Merger” of the Business Combination”). Following the Business Combination, the Purchaser will be a publicly traded company listed on a stock exchange in the United States.

Consideration

Pursuant to the terms of the Merger Agreement, the aggregate consideration to be paid at the closing of the Business Combination to existing shareholders of ESGL is $75,000,000 less certain transaction costs, the net cash debt of ESGL as of the closing and an estimate of the working capital adjustment described below (the “Merger Consideration”), which will be paid in newly issued ordinary shares of the Purchaser, as the publicly traded surviving company, at a deemed price of $10.00 per share. The Merger Consideration otherwise payable at the closing of the Business Combination to shareholders of ESGL shall be reduced by 375,000 ordinary shares of the Purchaser (the “Holdback Amount”). Within 90 days following the closing of the Business Combination, the Shareholder Representative and the representative of the Purchaser shall receive a closing statement from the Purchaser setting forth the amount of working capital of the Purchaser, subject to the parties’ confirmation. Following the final determination of the working capital amount at closing compared to the target working capital amount of $3,500,000, the Merger Consideration shall be adjusted accordingly based on the working capital adjustment provisions contained in the Merger Agreement, with each ESGL shareholder receiving its pro rata share of the Holdback Amount, if any.

The Closing

The parties have agreed that the closing of the Business Combination shall occur no later than June 30, 2023, unless extended upon the written agreement of the parties.

Board of Directors of Surviving Corporation

Pursuant to the terms of the Merger Agreement, immediately after the closing, the Purchaser’s board of directors shall consist of six (6) directors, of whom one individual will be designated by the Company and of whom five (5) individuals will be designated by ESGL. The Company designee and three (3) of the five (5) ESGL designees shall be deemed independent in accordance with Nasdaq requirements.

GENESIS UNICORN CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Additional Agreements executed at the signing of the Merger Agreement

Contemporaneously with the signing of the Merger Agreement, certain holders of ESGL ordinary shares executed lock-up agreements.

Lock-up Agreements

Pursuant to the Lock-Up Agreements such holders have agreed, subject to certain customary exceptions, not to (i) sell, offer to sell, contract or agree to sell, pledge or otherwise dispose of, directly or indirectly, any of the Company shares of common stock held by them (such shares, together with any securities convertible into or exchangeable for or representing the rights to receive the Company’s common stock if any, acquired during the Lock-Up Period (the “Lock-up Shares”)); (ii) enter into a transaction that would have the same effect; (iii) enter into any swap, hedge or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the Lock-Up Shares or otherwise or engage in any short sales or other arrangement with respect to the Lock-Up Shares: or (iv) publicly announce any intention to effect any transaction specified in clause (i) or (ii), in each case until the date that is six (6) months after the closing date of the Business of Combination (the “Lock-Up Period”).

Shareholder Support Agreement

Contemporaneously with the execution of the Merger Agreement, certain holders of ESGL ordinary shares entered into a support agreement, pursuant to which such holders agreed to, among other things, approve the Merger Agreement and the proposed Initial Business Combination.

Sponsor Support Agreement

Contemporaneously with the execution of the Merger Agreement, certain holders of the Company’s common stock entered into a support agreement, pursuant to which such holders agreed to, among other things, approve the Merger Agreement and the proposed Business Combination.

Additional Agreements to be executed at Closing

Amended and Restated Registration Rights Agreement

At the closing of the Business Combination, the Purchaser will enter into an amended and restated registration rights agreement (the “Registration Rights Agreement”) with certain existing stockholders of the Company with respect to certain shares and private units (and the private shares, private warrants and shares underlying the private warrants included therein) they own at the closing of the Business Combination. The Registration Rights Agreement provides certain demand registration rights and piggyback registration rights to the securityholders, subject to underwriter cutbacks. The Purchaser will agree to pay certain fees and expenses relating to registrations under the Registration Rights Agreement.

GENESIS UNICORN CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

While the Company expects to have sufficient access to additional sources of capital if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. If the Company is unable to complete a Business Combination within the Combination Period, the Company will cease all operations except for the purpose of winding up. Similar to the prior reporting period, these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to raise additional capital (to the extent ultimately necessary) or to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As is customary for a special purpose acquisition company, if the Company is not able to consummate a Business Combination during the Combination Period, it will cease all operations and redeem the Public Shares. Management plans to continue its efforts to consummate a Business Combination during the Combination Period.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC.

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

GENESIS UNICORN CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and December 31, 2021. The Company had operating cash (i.e. cash held outside the Trust Account) of $98,254 and $9,650 as of December 31, 2022 and December 31, 2021, respectively.

Investments Held in Trust Account

As of December 31, 2022 and December 31, 2021, the assets held in the Trust Account were comprised of U.S. government securities, within the meaning set forth in Section 2(a) (16) of the Investment Company Act, with maturities of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are reported in the statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. The Company had $88,824,794 and $0 in investments held in the Trust Account as of December 31, 2022 and December 31, 2021, respectively.

GENESIS UNICORN CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Class A Common Stock Subject to Possible Redemption

As discussed in Note 3, all of the 8,625,000 shares of Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Amended and Restated Certificate of Incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. Accordingly, as of December 31, 2022, 8,625,000 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ (deficit) equity section of the Company’s balance sheet.

Under ASC 480, the Company has elected to recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value ($10.24 per share as of December 31, 2022) at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. The redemption value of the redeemable common stock as of December 31, 2022 increased as the income earned on the Trust Account exceeds the Company’s expected tax obligations plus up to $100,000 to pay dissolution expenses (see Note 1). As such, the Company recorded an increase in the carrying amount of the redeemable common stock of $754,044 during the year ended December 31, 2022.

As of December 31, 2022, the Class A Common Stock reflected on the consolidated balance sheets are reconciled in the following table:

Class A common stock subject to possible redemption at December 31, 2021	—
Gross proceeds from Initial Public Offering	87,543,750
Plus:
Remeasurement of carrying value to redemption value	754,044
Class A common stock subject to possible redemption at December 31, 2022	$88,297,794

GENESIS UNICORN CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Offering Costs associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A common stock were charged to stockholders’ equity (deficit) upon the completion of the Initial Public Offering.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2022 and December 31, 2021 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

GENESIS UNICORN CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Year Ended December 31, 2022		For the Period from February 23, 2021 (Inception) Through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Net loss	$(409,365)	$(110,433)	—	(16,778)
Denominator:
Basic and diluted weighted average shares outstanding	7,855,917	2,119,263	—	1,875,000
Basic and diluted net loss per share	$(0.05)	$(0.05)	$—	$(0.01)

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

The carrying amounts reflected in the accompanying balance sheets for current assets and current liabilities approximate fair value due to their short-term nature.

GENESIS UNICORN CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

GENESIS UNICORN CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On March 15, 2021, the Sponsor purchased 2,875,000 shares of Class B common stock (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.012 per share. On March 15, 2021, the Sponsor transferred 20,000 Founder Shares each to the Company’s Chief Executive Officer and Chief Operating Officer, as well as 2,500 Founder Shares to each of the Company’s Chief Scientific Officer and scientific advisor. On October 27, 2021, the Sponsor transferred 10,000 Founder Shares to the Company’s Chief Executive Officer, 17,500 Founder Shares to the Company’s Chief Scientific Officer, 30,000 Founder Shares to each of the Company’s two independent directors, 25,000 Founder Shares to each of the Company’s two independent directors, 15,000 Founder Shares to the Company’s strategic and scientific advisor and 5,500 Founder Shares to the Company’s scientific advisor. In addition, the Sponsor has separately agreed to transfer to the Company’s Chief Operating Officer an aggregate of 30,000 of its Founder Shares at the time of a Business Combination. On November 19, 2021, the Company canceled 718,750 Founder Shares due to a downsize of the offering. All shares and associated amounts have been retroactively restated to reflect the surrender of these shares (see Note 7). As of December 31, 2022 and December 31, 2021, the Sponsor owned 2,156,250 shares of Class B common stock. The Founder Shares were subject to a risk of forfeiture of up to 281,250 shares if the underwriters did not exercise their over-allotment option in full. However, as the underwriters’ over-allotment option was exercised in full at the closing of the Initial Public Offering in February 2022, 281,250 of such shares held by the Sponsor will not be subject to forfeiture.

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

GENESIS UNICORN CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Promissory Note - Related Party

On February 23, 2021, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Initial Public Offering. The Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2022 or (ii) the consummation of the Initial Public Offering, pursuant to that Amendment to Promissory Note dated February 4, 2022. As of December 31, 2021, the Company had borrowed $174,147 under the Promissory Note with the Sponsor. Following the Initial Public Offering of the Company on February 17, 2022, a total of $183,753 under the promissory note was repaid on February 25, 2022. On October 12, 2022, the Company issued a second unsecured promissory note (the “Second Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $500,000, to be used for payment of costs related to the initial Business Combination. The Second Promissory Note is non-interest bearing and payable on the earlier of (i) August 17, 2023 or (ii) the date the Company consummates an initial Business Combination. As of December 31, 2022, the Company had borrowed $250,000 under the Second Promissory Note with the Sponsor. On March 1, 2023, the Company restated and amended the Second promissory Note, pursuant to which the Sponsor shall loan to the Company up to $2,000,000 to pay, among other things, any extension fees and transaction costs associated with any extensions of time needed for the Company to consummate its business combination. For the purposes of clarity, the Company and the Sponsor hereby agreed that the certain instrument dated as of October 12, 2022 pursuant to which the Sponsor purported to loan up to $500,000 to the Company was hereby canceled and deemed void ab initio. The Note bears no interest and is repayable in full upon the earlier of (a) February 17, 2024 or (b) the date of the consummation of the Company’s initial business combination.

Administrative Support Agreement

The Company entered into an agreement with the Sponsor, commencing on the effective date of the Initial Public Offering, pursuant to which the Sponsor has agreed to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor $10,000 per month for these services. Upon the completion of an initial Business Combination, the Company will cease paying these monthly fees. For the year ended December 31, 2022, the Company incurred $105,000, of administrative support expenses. For the period from February 23, 2021 (inception) through December 31, 2021, there were no expenses incurred related to the agreement. As of December 31, 2022 and December 31, 2021, $10,000 and $0 related to this agreement were recorded in accrued expenses - related party in the accompanying balance sheets.

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

GENESIS UNICORN CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration and Shareholder Rights Agreement

The holders of the Founder Shares, as well as the holders of the Private Placement Units (and underlying securities) and any securities issued in payment of Working Capital Loans made to the Company, will be entitled to registration rights pursuant to an agreement signed on the effective date of the Initial Public Offering. The holders of a majority of these securities are entitled to make up to three demands that the Company register such securities. The holders of a majority of these securities can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements. Notwithstanding anything to the contrary, under FINRA Rule 5110, the underwriters and/or their designees may only make a demand registration (i) on one occasion and (ii) during the five-year period beginning on the effective date of the registration statement relating to the Initial Public Offering, and the underwriters and/or their designees may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement relating to the Initial Public Offering.

GENESIS UNICORN CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

NOTE 7. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock — The Company is authorized to issue 1,250,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and December 31, 2021 there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue 125,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2022, there were 420,456 shares of Class A common stock issued and outstanding, excluding 8,625,000 shares of Class A common stock subject to possible redemption. As of December 31, 2021, there were no shares of Class A common stock issued or outstanding.

Class B common stock — The Company is authorized to issue 12,500,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of December 31, 2022 and December 31, 2021, there were 2,156,250 shares of Class B common stock issued and outstanding.

On March 15, 2021, the Sponsor purchased 2,875,000 shares of Class B common stock for an aggregate purchase price of $25,000, or approximately $0.012 per share. On November 19, 2021, the Company canceled 718,750 shares of Class B common stock. All shares and associated amounts have been retroactively restated to reflect the surrender of these shares.

GENESIS UNICORN CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Warrants — As of December 31, 2022, there were 8,625,000 Public Warrants and 377,331 Private Placement Warrants outstanding. As of December 31, 2021, there were no Public Warrants or Private Placement Warrants outstanding. The Public Warrants may only be exercised for a whole number of Class A Common Stock. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the common stock issuable upon exercise of the Public Warrants and a current prospectus relating to such common stock. Notwithstanding the foregoing, if a registration statement covering the common stock issuable upon the exercise of the Public Warrants is not effective within 90 days from the consummation of a Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

GENESIS UNICORN CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

NOTE 8. FAIR VALUE MEASUREMENTS

The Company did not have any financial assets or liabilities measured at fair value as of December 31, 2021. The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$88,824,794	$88,824,794	$—	$—

NOTE 9. INCOME TAXES

The Company’s effective tax rate for year ended December 31, 2022, and for the period from February 23, 2021 (inception) through December 31, 2021 was (78)%. The Company’s effective tax rate differs from the statutory income tax rate of 21% primarily due to non-deductible operating costs. The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss for the reporting period.

NOTE 10. SUBSEQUENT EVENTS

Sponsor Promissory Note Events

On January 23, 2023, the Company drew an additional $250,000 from the Sponsor Promissory Note.

On March 1, 2023 the Company issued an amended and restated Second Promissory Note (the “Amended and Restated Second Promissory Note”) in the principal amount of up to $2,000,000 the Sponsor, pursuant to which the Sponsor shall loan to the Company up to $2,000,000 to pay, among other things, any extension fees and transaction costs associated with any extensions of time needed for the Company to consummate its Business Combination. The Amended and Restated Second Promissory Note amends and restates the Second Promissory Note. For the purposes of clarity, the Company and the Sponsor hereby agreed that the Second Promissory Note, pursuant to which the Sponsor purported to loan up to $500,000 to the Company was hereby canceled and deemed void ab initio. The Note bears no interest and is repayable in full upon the earlier of (a) February 17, 2024 or (b) the date of the consummation of the Company’s initial business combination. On March 2, 2023, the Company drew an additional $100,000 from the Sponsor Promissory Note.

GENESIS UNICORN CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Extension Amendment Proposal

On February 14, 2023, at a special meeting of stockholders of the Company the stockholders voted upon and approved amendments (the “Extension Amendment Proposal”) to the Company’s Amended and Restated Certificate of Incorporation (the “Charter”) to permit the Board of Directors of the Company to extend the date by which the Company has to consummate a business combination twelve (12) times for an additional one (1) month each time from February 17, 2023 to February 17, 2024 (the termination date as ay be so extended, the “Extended Date”). The Company’s stockholders also approved an amendment (the “Trust Amendment Proposal”) to the Company’s investment management agreement, dated as of February 14, 2022 (the “Trust Agreement”) by and between the Company and Continental Stock Transfer & Trust Company, to extend the Combination Period under the Trust Agreement for a period of 12 months from February 17, 2023 to February 17, 2024 and to the extent the Charter is amended to extend the Combination Period under the Trust Agreement shall be extended for a period of 12 months from February 17, 2023 to February 17, 2024 and to the extent the Charter is amended to extend the Combination Period by depositing into the trust account $0.06 per share for each issued and outstanding Public Share that has not been redeemed for each one-month extension (each an “Extension Payment”).

Prior to the special meeting of stockholders to amend the Charter and the Trust Agreement, the Company had the right to extend the Combination Period from February 17, 2023 to August 17, 2023 (i.e., 18 months from the consummation of the Company’s Initial Public Offering. The only way to extend the Combination Period from February 17, 2023 to August 17, 2023 for two (2) successive three-month periods without the need for a separate stockholder vote under the current Charter and Trust Agreement is for the Company’s sponsor or its affiliates or designees, upon five days’ advance notice, to deposit into the Trust Account $1,725,000 each time (i.e., $0.20 per issued and outstanding Public Share), on or prior to February 17, 2023 and May 17, 2023, respectively.

As a result of the approval of the Extension Amendment Proposal and the Trust Amendment Proposal, the Company will have the right to extend the Combination Period twelve (12) times for an additional one (1) month each time, from February 17, 2023 to February 17, 2024, provided that the Extension Payment of $0.06 per Public Share that has not been redeemed is deposited into the Trust Account each time at each extension election. The amount of funds deposited into the Trust account in connection with extensions of time to complete the Business Combination will be different than what would have been deposited into that account in the absence of the approval of the foregoing Proposals.

The Company’s management believes that it can close the Business Combination before February 17, 2024. Under the circumstances, the Sponsor wants to pay an extension amount that could potentially be less than the $1,725,000 for the extension provided by the Charter and Trust Agreement.

In connection with the stockholders’ vote at the Special Meeting on February 14, 2023, 3,177,941 shares were tendered for redemption. As a result of the redemption, the Company has 8,023,765 shares outstanding of common stock consisting of 5,867,515 shares of Class A common stock (including 5,447,059 shares of Class A common stock that are subject to redemption) and 2,156,250 shares of Class B common stock.

