Form 10-K/A
period 2022-12-31
Genesis Unicorn Capital Corp.
filed 2023-04-24
CIK 1853112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO.1

TO

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

You may experience difficulties in effecting service of legal process, enforcing foreign judgments, or bringing actions in China and Hong Kong our management named in the prospectus based on foreign laws. It may also be difficult for you or overseas regulators to conduct investigations or collect evidence within China.

Currently three members of our senior executive officers and directors (namely Teck-Yong Heng, Chung Fan Cheng and Samuel Lui) either reside within China or Hong Kong, are physically there for a significant portion of each year. Teck-Yong Heng and Samuel Lui are citizens of Singapore, and Chung Fan Cheng is citizen of Hong Kong SAR. As a result, it may be difficult for you to effect service of process on those persons inside mainland China. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts against us, or such persons predicated upon the civil liability provisions of U.S. securities laws or those of any U.S. state.

The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based either on treaties between China and the country where the judgment is made or on principles of reciprocity between jurisdictions. China does not have any treaties or other forms of written arrangement with the U.S. that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, the PRC courts will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates the basic principles of PRC laws or national sovereignty, security, or public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the U.S.

It may also be difficult for you or overseas regulators to conduct investigations or collect evidence within China. For example, in China, there are significant legal and other obstacles to obtaining information needed for shareholder investigations or litigation outside China or otherwise with respect to foreign entities. Although the authorities in China may establish a regulatory cooperation mechanism with its counterparts of another country or region to monitor and oversee cross-border securities activities, such regulatory cooperation with the securities regulatory authorities in the U.S. may not be efficient in the absence of a practical cooperation mechanism. Furthermore, according to Article 177 of the PRC Securities Law, or “Article 177,” which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigations or evidence collection activities within the territory of the PRC. Article 177 further provides that Chinese entities and individuals are not allowed to provide documents or materials related to securities business activities to foreign agencies without prior consent from the securities regulatory authority of the PRC State Council and the competent departments of the PRC State Council. While detailed interpretation of or implementing rules under Article 177 have yet to be promulgated, the inability for an overseas securities regulator to directly conduct investigation or evidence collection activities within China may further increase difficulties faced by you in protecting your interests.

There is also uncertainty as to whether the courts of Hong Kong would (1) recognize or enforce judgments of U.S. courts obtained against us or our directors or officers that are predicated upon the civil liability provisions of the federal securities laws of the United States or the securities laws of any state in the United States, or (2) entertain original actions brought in Hong Kong against us or our directors or officers that are predicated upon the federal securities laws of the United States or the securities laws of any state in the United States.

In addition, judgments of United States courts will not be directly enforced in Hong Kong. There are currently no treaties or other arrangements providing for reciprocal enforcement of foreign judgments between Hong Kong and the United States. However, subject to certain conditions, including but not limited to when the judgment is for a definite sum of money in a civil matter and not in respect of taxes, fines, penalties or similar charges, the judgment is final and conclusive rendered by a court with jurisdiction to adjudicate the matter and has not been stayed or satisfied in full, the judgment is from a competent court, the judgment was not obtained by fraud, misrepresentation or mistake nor obtained in proceedings which contravenes the rules of natural justice and the enforcement of the judgment is not contrary to public policy in Hong Kong, Hong Kong courts may accept such judgment obtained from a United States court as a debt due under the rules of common law. However, a separate legal action for debt must be commenced in Hong Kong in order to recover such debt from the judgment debtor.

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

Enforceability of Civil Liabilities

Teck-Yong Heng, our independent director is based in China, and Chung Fan Cheng, our independent director, and Samuel Lui, our President, Chief Financial Officer and director, are based in Hong Kong. As a result, it may be difficult for you to effect service of process upon those persons inside China and Hong Kong. In addition, there is uncertainty as to whether the court of the PRC would recognize or enforce judgments of U.S. courts against us or such persons predicated upon the civil liability provisions of U.S. securities laws or those of any U.S. state, or whether the court of the PRC would entertain original actions brought in the United States or any state in the United States against us or our directors or officers that are predicated upon the federal securities laws of the United States or the securities laws of any state in the United States.

PRC

The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based either on treaties between China and the country where the judgment is made or on principles of reciprocity between jurisdictions. China does not have any treaties or other forms of written arrangement with the U.S. that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, the PRC courts will not enforce a foreign judgment our directors and officers if they decide that the judgment violates the basic principles of PRC laws or national sovereignty, security, or public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the U.S.

It may also be difficult for you or overseas regulators to conduct investigations or collect evidence within China. For example, in China, there are significant legal and other obstacles to obtaining information needed for shareholder investigations or litigation outside China or otherwise with respect to foreign entities. Although the authorities in China may establish a regulatory cooperation mechanism with its counterparts of another country or region to monitor and oversee cross-border securities activities, such regulatory cooperation with the securities regulatory authorities in the U.S. may not be efficient in the absence of a practical cooperation mechanism. Furthermore, according to Article 177 of the PRC Securities Law, or “Article 177,” which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigations or evidence collection activities within the territory of the PRC. Article 177 further provides that Chinese entities and individuals are not allowed to provide documents or materials related to securities business activities to foreign agencies without prior consent from the securities regulatory authority of the PRC State Council and the competent departments of the PRC State Council. While detailed interpretation of or implementing rules under Article 177 have yet to be promulgated, the inability for an overseas securities regulator to directly conduct investigation or evidence collection activities within China may further increase difficulties faced by you in protecting your interests.

Hong Kong

There is also uncertainty as to whether the courts of Hong Kong would (1) recognize or enforce judgments of U.S. courts obtained against us or our directors or officers that are predicated upon the civil liability provisions of the federal securities laws of the United States or the securities laws of any state in the United States, or (2) entertain original actions brought in Hong Kong against us or our directors or officers that are predicated upon the federal securities laws of the United States or the securities laws of any state in the United States.

In addition, judgments of United States courts will not be directly enforced in Hong Kong. There are currently no treaties or other arrangements providing for reciprocal enforcement of foreign judgments between Hong Kong and the United States. However, subject to certain conditions, including but not limited to when the judgment is for a definite sum of money in a civil matter and not in respect of taxes, fines, penalties or similar charges, the judgment is final and conclusive rendered by a court with jurisdiction to adjudicate the matter and has not been stayed or satisfied in full, the judgment is from a competent court, the judgment was not obtained by fraud, misrepresentation or mistake nor obtained in proceedings which contravenes the rules of natural justice and the enforcement of the judgment is not contrary to public policy in Hong Kong, Hong Kong courts may accept such judgment obtained from a United States court as a debt due under the rules of common law. However, a separate legal action for debt must be commenced in Hong Kong in order to recover such debt from the judgment debtor.

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

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated February 14, 2022, by and among the Company and EF Hutton, division of Benchmark Investments LLC as representative of the underwriters. ****
2.1	Merger Agreement dated November 29, 2022, by and among the Company, ESGL Holdings Limited, ESGH Merger Sub Corp., Environmental Solutions Group Holdings Limited and the Shareholder Representative. *****
3.1	Amended and Restated Certificate of Incorporation. ****
3.2	By-laws.*******
3.3	Amendment to the Amended and Restated Certificate of Incorporation of GUCC dated February 14, 2023.******
4.1	Specimen Unit Certificate.***
4.2	Specimen Common Stock Certificate.***
4.3	Specimen Warrant Certificate.***
4.4	Warrant Agreement, dated February 14, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.****
4.5	Description of Securities.#
10.1	Letter Agreement, dated February 14, 2022, by and among the Company, its officers and independent directors and the Sponsor.****
10.2	Investment Management Trust Agreement, dated February 14, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.****
10.3	Registration Rights Agreement, dated February 14, 2022, by and among the Company, the Sponsor and the other holders party thereto.****
10.4	Private Placement Unit Subscription Agreement, dated February 14, 2022, by and between the Company and the Sponsor.****
10.5	Representative Share Purchase Agreement Letter Agreement, dated as of February 14 2022, between the Company and the Sponsor.****
10.6	Indemnity Agreement, dated as of February 14, 2022, between the Company, its officers and directors.****
10.7	Administrative Support Agreement, dated as of February 14, 2022 by and between the Company and the Sponsor. ****
10.8	Form of Lock-Up Agreement dated November 29, 2022.*****
10.9	Shareholder Support Agreement dated November 29, 2022 by and among the Company and certain holders of Genesis Unicorn Capital Corp. common stock.*****
10.10	Sponsor Support Agreement dated November 29, 2022 by and among the Company and certain holders of Genesis Unicorn Capital Corp. common stock.*****
10.11	Amendment to the Investment Management Trust Agreement dated February 14, 2023.#
10.12	Promissory Note dated October 12, 2022.#
10.13	Amended and Restated Promissory Note dated March 1, 2023.#

10.14	Amendment to the Investment Management Trust Agreement, dated as of February 14, 2022, between GUCC and Continental Stock Transfer & Trust Company dated February 14, 2023. ******
10.15	Waiver under the Merger Agreement dated February 26, 2023.#
14	Code of Ethics.***
24	Power of Attorney (included on signature page of this report) *
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) *

*	Filed herewith.
**	Furnished herewith.
***	Previously filed with the Securities and Exchange Commission as an exhibit to our Registration Statement on Form S-1/A as filed on November 10, 2021 and declared effective on February 14, 2022 and incorporated herein by reference.
****	Previously filed with that certain Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2022, and incorporated herein by reference.
*****	Previously filed with that certain Current Report on Form 8-K filed with the Securities and Exchange Commission on November 29, 2022 and incorporated herein by reference.
******	Previously filed with that certain Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2023 and incorporated herein by reference.
*******

Previously filed with the Securities and Exchange Commission as an exhibit to our Registration Statement on Form S-1/A as filed on January 28, 2022 and declared effective on February 14, 2022 and incorporated herein by reference.

#	Previously filed with the Securities and Exchange Commission as an exhibit to our Annual Report for the year ended December 31, 2022 on Form 10-K filed on March 10, 2023.

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

Dated: April 24, 2023

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title and Capacity	Date

/s/ Samuel Lui	President, Chief Financial Officer and Director	April 24, 2023
Samuel Lui	(Principal Accounting Officer)

/s/ Adeoye Olukotun	Chief Executive Officer	April 24, 2023
Adeoye Olukotun	(Principal Executive Officer)

/s/Grainne Coen	Director	April 24, 2023
Grainne Coen

/s/Ernest Fong	Director	April 24, 2023
Ernest Fong

/s/ Chung Fan Cheng	Director	April 24, 2023
Chung Fan Cheng

/s/Teck-Yong Heng	Director	April 24, 2023
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

