Form 10-Q
period 2023-03-31
Genesis Unicorn Capital Corp.
filed 2023-05-09
CIK 1853112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Princeton,New Jersey 08540

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

As of May 9, 2023, there were 8,023,765 common stock outstanding, consisting of 5,867,515 shares of Class A common stock, par value $0.0001, and 2,156,250 shares of Class B common stock, $0.0001 par value, issued and outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

GENESIS UNICORN CAPITAL CORP.

BALANCE SHEETS

	March 31, 2023 (Unaudited)	December 31, 2022
Assets:
Current assets:
Cash	$55,032	$98,254
Prepaid expenses - current	189,227	157,134
Total current assets	244,259	255,388
Prepaid expenses - noncurrent	—	19,007
Investments held in Trust Account	56,893,013	88,824,794
Total Assets	$57,137,272	$89,099,189

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$268,872	$23,474
Accrued expenses	687,769	448,172
Accrued expenses - related party	—	10,000
Franchise tax payable	50,000	200,000
Income tax payable	104,832	227,000
Promissory note - related party	1,300,000	250,000
Total current liabilities	2,411,473	1,158,646
Deferred underwriting commissions payable	2,803,125	2,803,125
Total Liabilities	5,214,598	3,961,771

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption; 5,447,059 and 8,625,000 shares at redemption value of $10.30 and $10.24 per share at March 31, 2023 and December 31, 2022, respectively	56,111,182	88,297,794

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,250,000 shares authorized; none issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value; 125,000,000 shares authorized; 420,456 shares issued and outstanding, excluding 5,447,059 and 8,625,000 shares subject to redemption at March 31, 2023 and December 31, 2022, respectively	42	42
Class B common stock, par value $0.0001; 12,500,000 shares authorized; 2,156,250 issued and outstanding at March 31, 2023 and December 31, 2022	216	216
Additional paid-in capital	—	—
Accumulated deficit	(4,188,766)	(3,160,634)
Total Stockholders’ Deficit:	(4,188,508)	(3,160,376)
Total Liabilities and Stockholders’ Deficit:	$57,137,272	$89,099,189

The accompanying notes are an integral part of the unaudited financial statements.

GENESIS UNICORN CAPITAL CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Operating costs	$901,484	$145,739
Franchise tax expense	50,050	54,153
Loss from operations	(951,534)	(199,892)
Investment income earned on investments held in Trust Account	549,249	39,034
Net loss before income taxes	(402,285)	(160,858)
Income tax expense	(104,832)	—
Net loss	$(507,117)	$(160,858)

Basic and diluted weighted average shares outstanding, Class A common stock	7,456,486	4,025,000
Basic and diluted net loss per share, Class A common stock	$(0.05)	$(0.03)
Basic and diluted weighted average shares outstanding, Class B common stock	2,156,250	2,006,250
Basic and diluted net loss per share, Class B common stock	$(0.05)	$(0.03)

The accompanying notes are an integral part of the unaudited financial statements.

GENESIS UNICORN CAPITAL CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2023

	Class A common stock		Class B common stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2023	420,456	$42	2,156,250	$216	$—	$(3,160,634)	$(3,160,376)
Remeasurement of Class A common stock to redemption amount	—	—	—	—	—	(521,015)	(521,015)
Net loss	—	—	—	—	—	(507,117)	(507,117)
Balance - March 31, 2023	420,456	$42	2,156,250	$216	$—	$(4,188,766)	$(4,188,508)

THREE MONTHS ENDED MARCH 31, 2022

	Class A common stock		Class B common stock		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - January 1, 2022	—	$—	2,156,250	$216	$24,784	$(16,778)	$8,222
Sale of Units in Initial Public Offering, net of offering costs	8,625,000	863	—	—	84,677,946	—	84,678,809
Class A Common Stock subject to possible redemption	(8,625,000)	(863)	—	—	(87,542,887)	—	(87,543,750)
Sale of Private Placement Units	377,331	38	—	—	3,773,272	—	3,773,310
Representative shares	43,125	4	—	—	(4)	—	—
Deferred underwriting commission	—	—	—	—	(2,803,125)	—	(2,803,125)
Re-classification	—	—	—	—	1,870,014	(1,870,014)	—
Net loss	—	—	—	—	—	(160,858)	(160,858)
Balance - March 31, 2022	420,456	$42	2,156,250	$216	—	$(2,047,650)	$(2,047,392)

The accompanying notes are an integral part of the unaudited financial statements.

GENESIS UNICORN CAPITAL CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Cash Flows from Operating Activities:
Net loss	$(507,117)	$(160,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on investments held in Trust Account	(549,249)	(39,034)
Changes in operating assets and liabilities:
Prepaid expenses	(13,086)	(335,025)
Accounts payable	245,398	11,233
Accrued expenses	239,597	—
Accrued expenses - related party	(10,000)	15,000
Franchise tax payable	(150,000)	50,000
Income tax payable	(122,168)	—
Net cash used in operating activities	(866,625)	(458,684)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(653,647)	(87,543,750)
Cash withdrawn from Trust Account to pay franchise taxes	427,050	—
Cash withdrawn from the Trust Account to pay stockholders	32,707,627	—
Net cash provided by (used in) investing activities	32,481,030	(87,543,750)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	1,050,000	9,606
Repayment of promissory note - related party	—	(183,753)
Payment of cash to redeeming stockholders	(32,707,627)	—
Proceeds from initial public offering, net of underwriting discount and offering costs paid	—	84,851,528
Proceeds from sale of private placement units	—	3,773,310
Net cash (used in) provided by financing activities	(31,657,627)	88,450,691

Net Change in Cash	(43,222)	448,257
Cash - Beginning of period	98,254	9,650
Cash - End of period	$55,032	$457,907

Supplemental disclosures of non-cash investing and financing activities:
Deferred underwriting commissions payable	$—	$2,803,125
Initial Classification of Class A common stock subject to redemption	$—	$87,543,750
Remeasurement of Class A common stock to redemption amount	$521,015	$—

The accompanying notes are an integral part of the unaudited financial statements.

GENESIS UNICORN CAPITAL CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2023

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from February 23, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31st as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The Company’s sponsor is Genesis Unicorn Capital, LLC (the “Sponsor”), a Delaware limited liability company. The registration statement for the Company’s Initial Public Offering was declared effective on February 14, 2022. On February 17, 2022, the Company consummated its Initial Public Offering of 8,625,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including 1,125,000 Units that were issued pursuant to the underwriters exercise of their over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $86,250,000. During the period from February 23, 2021 (inception) through December 31, 2021, the Company incurred offering costs of $4,374,315, of which $1,078,125 was for underwriting commissions, $2,803,125 was for deferred underwriting commissions (see Note 6) and $493,065 was for other offering costs.

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

MARCH 31, 2023

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

MARCH 31, 2023

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2023

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

GENESIS UNICORN CAPITAL CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2023

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

As a result of the approval of the Extension Amendment Proposal and the Trust Amendment Proposal, the Company will have the right to extend the Combination Period twelve (12) times for an additional one (1) month each time, from February 17, 2023 to February 17, 2024, provided that the Extension Payment of $0.06 per Public Share that has not been redeemed is deposited into the Trust Account each time at each extension election. The amount of funds deposited into the Trust account in connection with extensions of time to complete the Business Combination will be different than what would have been deposited into that account in the absence of the approval of the foregoing Proposals. During the three months ended March 31, 2023, the Company made two extension payments totaling $653,648.

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

MARCH 31, 2023

As is customary for a special purpose acquisition company, if the Company is not able to consummate a Business Combination during the Combination Period, it will cease all operations and redeem the Public Shares. Management plans to continue its efforts to consummate a Business Combination during the Combination Period.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A as filed with the SEC on April 24, 2023. The interim results for the periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

MARCH 31, 2023

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022. The Company had operating cash (i.e. cash held outside the Trust Account) of $55,032 and $98,254 as of March 31, 2023 and December 31, 2022, respectively.

Investments Held in Trust Account

As of March 31, 2023 and December 31, 2022, the assets held in the Trust Account were comprised of U.S. government securities, within the meaning set forth in Section 2(a) (16) of the Investment Company Act, with maturities of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are reported in the statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. The Company had $56,893,013 and $88,824,794 in investments held in the Trust Account as of March 31, 2023 and December 31, 2022, respectively. The decrease in the Trust Account from December 31, 2022 to March 31, 2023 was due to redeeming stockholders that were paid $32,707,627, as discussed in Note 1. This amount was partially offset by extension payments made to the Trust Account in the amount of $653,648, which were funded by a Second Promissory Note, as discussed in Note 5.

Class A Common Stock Subject to Possible Redemption

As discussed in Note 3, all of the 8,625,000 shares of Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Amended and Restated Certificate of Incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. As discussed in Note 1, Description of Organization, and in connection with the stockholders’ vote at the Special Meeting on February 14, 2023, 3,177,941 shares were tendered for redemption, resulting in $32,707,627 paid from the Trust Account to redeeming stockholders. As a result of the redemption, as of March 31, 2023 the Company has 5,447,059 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ (deficit) equity section of the Company’s balance sheet that are subject to redemption.

Under ASC 480, the Company has elected to recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. The redemption value of the redeemable common stock as of March 31, 2023 increased as the income earned on the Trust Account exceeds the Company’s expected tax obligations plus up to $100,000 to pay dissolution expenses (see Note 1). As such, the Company recorded an increase in the carrying amount of the redeemable common stock of $521,015 during the three months ended March 31, 2023.

GENESIS UNICORN CAPITAL CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2023

As of March 31, 2023, the Class A Common Stock reflected on the balance sheets are reconciled in the following table:

Class A common stock subject to possible redemption at December 31, 2021	$—
Gross proceeds from Initial Public Offering	87,543,750
Plus:
Remeasurement of carrying value to redemption value	754,044
Class A common stock subject to possible redemption at December 31, 2022	88,297,794
Plus:
Redemption of Class A common stock subject to redemption	(32,707,627)
Remeasurement of carrying value to redemption value	521,015
Class A common stock subject to possible redemption at March 31, 2023	$56,111,182

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2023 and December 31, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

GENESIS UNICORN CAPITAL CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2023

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Net loss	$(393,365)	$(113,752)	(107,350)	(53,508)
Denominator:
Basic and diluted weighted average shares outstanding	7,456,486	2,156,250	4,025,000	2,006,250
Basic and diluted net loss per share	$(0.05)	$(0.05)	$(0.03)	$(0.03)

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

MARCH 31, 2023

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On March 15, 2021, the Sponsor purchased 2,875,000 shares of Class B common stock (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.012 per share. On March 15, 2021, the Sponsor transferred 20,000 Founder Shares each to the Company’s Chief Executive Officer and Chief Operating Officer, as well as 2,500 Founder Shares to each of the Company’s Chief Scientific Officer and scientific advisor. On October 27, 2021, the Sponsor transferred 10,000 Founder Shares to the Company’s Chief Executive Officer, 17,500 Founder Shares to the Company’s Chief Scientific Officer, 30,000 Founder Shares to each of the Company’s two independent directors, 25,000 Founder Shares to each of the Company’s two independent directors, 15,000 Founder Shares to the Company’s strategic and scientific advisor and 5,500 Founder Shares to the Company’s scientific advisor. In addition, the Sponsor has separately agreed to transfer to the Company’s Chief Operating Officer an aggregate of 30,000 of its Founder Shares at the time of a Business Combination. On November 19, 2021, the Company canceled 718,750 Founder Shares due to a downsize of the offering. All shares and associated amounts have been retroactively restated to reflect the surrender of these shares (see Note 7). As of March 31, 2023 and December 31, 2022, the Sponsor owned 2,156,250 shares of Class B common stock. The Founder Shares were subject to a risk of forfeiture of up to 281,250 shares if the underwriters did not exercise their over-allotment option in full. However, as the underwriters’ over-allotment option was exercised in full at the closing of the Initial Public Offering in February 2022, 281,250 of such shares held by the Sponsor will not be subject to forfeiture.

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

GENESIS UNICORN CAPITAL CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2023

Promissory Note - Related Party

On February 23, 2021, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Initial Public Offering. The Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2022 or (ii) the consummation of the Initial Public Offering, pursuant to that Amendment to Promissory Note dated February 4, 2022. As of December 31, 2021, the Company had borrowed $174,147 under the Promissory Note with the Sponsor, with an additional $9,606 being borrowed during the three months ended March 31, 2022. Following the Initial Public Offering of the Company on February 17, 2022, a total of $183,753 under the Promissory Note was repaid on February 25, 2022.

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

During the three month period ended March 31, 2023, the Company drew down an additional aggregate amount of $1,050,000 from the Second Promissory Note. The proceeds were used to fund the Company’s extension payments of $653,648, and the rest was used for operating capital. As of March 31, 2023 and December 31, 2022, the Company had borrowed $1,300,000 and $250,000, respectively, under the Second Promissory Note with the Sponsor.

Administrative Support Agreement

The Company entered into an agreement with the Sponsor, commencing on the effective date of the Initial Public Offering, pursuant to which the Sponsor has agreed to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor $10,000 per month for these services. Upon the completion of an initial Business Combination, the Company will cease paying these monthly fees. For the three months ended March 31, 2023 and 2022, the Company incurred $30,000 and $15,000 of administrative support expenses, respectively. As of March 31, 2023 and December 31, 2022, $0 and $10,000 related to this agreement were recorded in accrued expenses - related party in the accompanying balance sheets, respectively.

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2023

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

GENESIS UNICORN CAPITAL CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2023

NOTE 7. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock — The Company is authorized to issue 1,250,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022 there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue 125,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2023, there were 420,456 shares of Class A common stock issued and outstanding, excluding 5,447,059 shares of Class A common stock subject to possible redemption. As of December 31, 2022, there were 420,456 shares of Class A common stock issued and outstanding, excluding 8,625,000 shares of Class A common stock subject to possible redemption.

Class B common stock — The Company is authorized to issue 12,500,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 2,156,250 shares of Class B common stock issued and outstanding.

On March 15, 2021, the Sponsor purchased 2,875,000 shares of Class B common stock for an aggregate purchase price of $25,000, or approximately $0.012 per share. On November 19, 2021, the Company canceled 718,750 shares of Class B common stock. All shares and associated amounts have been retroactively restated to reflect the surrender of these shares.

Warrants — As of March 31, 2023 and December 31, 2022, there were 8,625,000 Public Warrants and 377,331 Private Placement Warrants outstanding, respectively. The Public Warrants may only be exercised for a whole number of Class A Common Stock. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the common stock issuable upon exercise of the Public Warrants and a current prospectus relating to such common stock. Notwithstanding the foregoing, if a registration statement covering the common stock issuable upon the exercise of the Public Warrants is not effective within 90 days from the consummation of a Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2023

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

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2023
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$56,893,013	$56,893,013	$—	$—

December 31, 2022
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$88,824,794	$88,824,794	$—	$—

NOTE 9. INCOME TAXES

The Company’s effective tax rate for the for the three months ended March 31, 2023 and 2022, was (26)% and 0%, respectively. The Company’s effective tax rate differs from the statutory income tax rate of 21% primarily due to non-deductible operating costs. The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss for the reporting period.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, besides what is mentioned below, the Company did not identify any subsequent events that required adjustment or disclosure in the financial statements.

During April 2023, the Company drew down an additional amount under the Second Promissory Note in the aggregate amount of $500,000.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s annual report on Form 10-K/A filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 24, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.report. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from February 23, 2021 (inception) through March 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering described below, and, since the closing of the Initial Public Offering, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on investments held in our trust account (the “Trust Account”) after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a net loss of $507,117, which resulted from operating and formation costs of $901,484 income tax expense of $104,832 and franchise tax expense of $50,050, partially offset by gains on investments held in the Trust Account of $549,249.

For the three months ended March 31, 2022, we had a net loss of $160,858 which resulted from operating and formation costs of $145,739 and franchise tax expense of $54,153, partially offset by gains on investments held in the Trust Account of $39,034.

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

As a result of the approval of the Extension Amendment Proposal and the Trust Amendment Proposal, the Company will have the right to extend the Combination Period twelve (12) times for an additional one (1) month each time, from February 17, 2023 to February 17, 2024, provided that the Extension Payment of $0.06 per Public Share that has not been redeemed is deposited into the Trust Account each time at each extension election. The amount of funds deposited into the Trust account in connection with extensions of time to complete the Business Combination will be different than what would have been deposited into that account in the absence of the approval of the foregoing Proposals. During the three months ended March 31, 2023, the Company made two extension payments totaling $653,648.

In connection with the stockholders’ vote at the Special Meeting on February 14, 2023, 3,177,941 shares were tendered for redemption. As a result of the redemption, the Company has 8,023,765 shares outstanding of common stock consisting of 5,867,515 shares of Class A common stock (including 5,447,059 shares of Class A common stock that are subject to redemption) and 2,156,250 shares of Class B common stock. As a result of the redemption, as of March 31, 2023 the Company has 5,447,059 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ (deficit) equity section of the Company’s balance sheet that are subject to redemption.

For the three months ended March 31, 2023, net cash used in operating activities was $866,625 which was due to our net loss of $507,117, partially offset by changes in working capital of $189,741, and gains on investments held in the Trust Account of $549,249.

For the three months ended March 31, 2022, net cash used in operating activities was $458,684 which was due to our net loss of $160,858 and gains on investments held in the Trust Account of $39,034, partially offset by changes in working capital of $258,792.

For the three months ended March 31, 2023, net cash provided by investing activities of $32,481,030 was the result of cash removed from the Trust Account to pay stockholders upon redemption of $32,707,627, proceeds from the Trust Account to pay franchise taxes of $427,050, partially offset by cash deposited into Trust Account for extension payments of $653,648, which was funded by the Second Promissory Note.

For the three months ended March 31, 2022, net cash used in investing activities of $87,543,750 was the result of the amount of net proceeds from the initial public offering deposited to the Trust Account.

For the three months ended March 31, 2023, net cash used in financing activities was $31,657,627, which was due to proceeds from the promissory note - related party of $1,050,000 partially offset by payment of cash to redeeming stockholders of $32,707,627.

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

As of March 31, 2023 and December 31, 2022, we had cash of $55,032 and $98,254 held outside the Trust Account, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

On March 1, 2023, the Company restated and amended the Second Promissory Note, pursuant to which the Sponsor shall loan to the Company up to $2,000,000 to pay, among other things, any extension fees and transaction costs associated with any extensions of time needed for the Company to consummate its business combination. For the purposes of clarity, the Company and the Sponsor hereby agreed that the certain instrument dated as of October 12, 2022 pursuant to which the Sponsor purported to loan up to $500,000 to the Company was hereby canceled and deemed void ab initio. The Note bears no interest and is repayable in full upon the earlier of (a) February 17, 2024 or (b) the date of the consummation of the Company’s initial business combination. During the three month period ended March 31, 2023, the Company drew down an additional aggregate amount of $1,050,000 from the Second Promissory Note. The proceeds were used to fund the Company’s extension payments of $653,648, and remainder was used for operating capital. As of March 31, 2023, the Company had borrowed $1,300,000 under the Promissory Note with the Sponsor.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023 and December 31, 2022.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

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

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s annual report on Form 10-K/A for the fiscal year ended December 31, 2022, as filed with the SEC on April 24, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Company’s annual report on Form 10-K/A as filed with the SEC on April 24, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered sales or issuances of equity occurred during the quarter ended March 31, 2023.

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

Genesis Unicorn Capital Corp.

Date: May 9, 2023	By:	/s/ Adeoye Olukotun
Adeoye Olukotun
Chief Executive Officer

Genesis Unicorn Capital Corp.

Date: May 9, 2023	By:	/s/ Samuel Lui
Samuel Lui
President, Chief Financial Officer and Director

